Form 10-Q
period 2023-09-30
Franklin BSP Lending Corp
filed 2023-11-13
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of November 8, 2023 was 232,703,161.

FRANKLIN BSP LENDING CORPORATION
FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $638,583 and $631,890, respectively)	$666,433	$665,915
Affiliate Investments, at fair value (amortized cost of $103,931 and $108,357, respectively)	54,210	59,107
Non-Affiliate Investments, at fair value (amortized cost of $2,143,281 and $2,186,884, respectively)	2,095,743	2,150,122
Investments, at fair value (amortized cost of $2,885,795 and $2,927,131, respectively)	2,816,386	2,875,144
Cash and cash equivalents	69,978	54,852
Interest and dividends receivable	47,696	38,752
Receivable for unsettled trades	18,184	3,752
Prepaid expenses and other assets	6,619	7,378
Total assets	$2,958,863	$2,979,878

LIABILITIES
Debt (net of deferred financing costs of $12,634 and $9,665, respectively)	$1,162,320	$1,224,187
Stockholder distributions payable	27,911	27,292
Management fees payable	11,344	11,122
Incentive fee on income payable	10,533	9,699
Accounts payable and accrued expenses	34,829	27,616
Interest and debt fees payable	18,971	14,477
Directors' fees payable	191	28
Total liabilities	1,266,099	1,314,421
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized; 270,373,587 issued and 232,703,546 outstanding at September 30, 2023, and 262,627,186 issued and 228,658,723 outstanding at December 31, 2022	233	229
Additional paid in capital	2,153,669	2,124,264
Total distributable loss	(461,138)	(459,036)
Total net assets	1,692,764	1,665,457

Total liabilities and net assets	$2,958,863	$2,979,878

Net asset value per share	$7.27	$7.28

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Investment income:
From control investments:
Interest income	$6,470	$4,864	$18,321	$14,021
Dividend income	13,711	13,578	40,924	45,612
Fee and other income	94	71	244	215
Total investment income from control investments	20,275	18,513	59,489	59,848
From affiliate investments:
Interest income	1,641	1,925	3,851	5,202
Dividend income	144	365	477	986
Total investment income from affiliate investments	1,785	2,290	4,328	6,188
From non-affiliate investments:
Interest income	65,682	46,638	192,768	124,620
Fee and other income	1,261	2,358	4,918	6,315
Total investment income from non-affiliate investments	66,943	48,996	197,686	130,935
Interest from cash and cash equivalents	929	150	1,936	171
Total investment income	89,932	69,949	263,439	197,142
Operating expenses:
Management fees	11,305	10,783	33,631	31,780
Incentive fee on income	10,211	7,736	30,305	22,116
Interest and debt fees	21,935	15,642	63,563	41,319
Professional fees	2,500	1,014	6,208	2,993
Other general and administrative	1,645	1,438	4,677	4,447
Administrative services	198	196	604	589
Directors' fees	394	232	1,022	737
Total expenses	48,188	37,041	140,010	103,981

Income tax expense, including excise tax	905	1,964	2,212	4,695
Net investment income	40,839	30,944	121,217	88,466

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	(2,930)	—	(2,924)	6,841
Affiliate investments	6	3,037	822	3,541
Non-Affiliate investments	1,693	1,057	338	4,711
Net realized gain (loss) on foreign currency transactions	(2)	(33)	(4)	468
Net realized gain (loss) on extinguishment of debt	—	—	—	(1,769)
Total net realized gain (loss)	(1,233)	4,061	(1,768)	13,792
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net change in unrealized appreciation (depreciation) on investments
Control investments	(322)	(2,411)	(6,175)	(5,067)
Affiliate investments	(2,050)	(3,494)	(471)	(8,014)
Non-Affiliate investments	2,126	(6,902)	(10,776)	(19,802)
Net change in deferred taxes	(218)	428	(257)	550
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	(464)	(12,379)	(17,679)	(32,333)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	—	59	—	(266)
Net realized and unrealized gain (loss)	(1,697)	(8,259)	(19,447)	(18,807)
Net increase (decrease) in net assets resulting from operations	$39,142	$22,685	$101,770	$69,659

Per share information - basic and diluted
Net investment income (loss)	$0.18	$0.14	$0.52	$0.43
Net increase (decrease) in net assets resulting from operations	$0.17	$0.10	$0.44	$0.34
Weighted average shares outstanding	231,759,822	216,571,352	230,958,616	207,599,146

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the nine months ended September 30,
	2023	2022
Operations:
Net investment income	$121,217	$88,466
Net realized gain (loss) from investments	(1,764)	15,093
Net realized gain (loss) on foreign currency transactions	(4)	468
Net realized gain (loss) on extinguishment of debt	—	(1,769)
Net change in unrealized appreciation (depreciation) on investments	(17,422)	(32,883)
Net change in deferred taxes	(257)	550
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	—	(266)
Net increase (decrease) in net assets resulting from operations	101,770	69,659
Stockholder distributions:
Distributions	(103,872)	(94,091)
Net decrease in net assets from stockholder distributions	(103,872)	(94,091)
Capital share transactions:
Issuance of common stock, net of issuance costs	36,324	139,441
Reinvestment of stockholder distributions	20,495	20,492
Repurchases of common stock	(27,410)	(23,571)
Net increase in net assets from capital share transactions	29,409	136,362
Total increase (decrease) in net assets	27,307	111,930
Net assets at beginning of period	1,665,457	1,509,492
Net assets at end of period	$1,692,764	$1,621,422

Net asset value per common share	$7.27	$7.38
Common shares outstanding at end of period	232,703,546	219,765,981

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the nine months ended September 30,
	2023	2022
Operating activities:
Net increase (decrease) in net assets resulting from operations	$101,770	$69,659
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(9,069)	(7,607)
Net accretion of discount on investments	(5,842)	(6,445)
Amortization of deferred financing costs	2,521	2,345
Amortization of discount on unsecured notes	789	934
Sales and repayments of investments	229,430	328,886
Purchases of investments	(174,947)	(335,833)
Net realized (gain) loss from investments	1,764	(15,093)
Net realized (gain) loss on foreign currency transactions	4	(468)
Net realized (gain) loss on extinguishment of debt	—	1,769
Net change in unrealized (appreciation) depreciation on investments	17,422	32,883
Net change in unrealized (appreciation) depreciation from forward currency exchange contracts	—	266
(Increase) decrease in operating assets:
Interest and dividends receivable	(8,944)	(12,677)
Receivable for unsettled trades	(14,432)	14,305
Prepaid expenses and other assets	759	(264)
Increase (decrease) in operating liabilities:
Management fees payable	222	318
Incentive fee on income payable	834	960
Accounts payable and accrued expenses	7,213	(2,857)
Payable for unsettled trades	—	(34,394)
Interest and debt fees payable	4,494	878
Directors' fees payable	163	(93)
Net cash provided by operating activities	154,151	37,472

Financing activities:
Proceeds from issuance of shares of common stock, net	36,324	139,441
Repurchases of common stock	(27,410)	(23,571)
Proceeds from debt	201,325	272,000
Payments on debt	(261,011)	(371,500)
Payments of financing costs	(5,491)	(3,918)
Stockholder distributions	(82,758)	(70,887)
Net cash provided by (used in) financing activities	(139,021)	(58,435)

Net increase (decrease) in cash and cash equivalents	15,130	(20,963)
Effect of foreign currency exchange rates	(4)	468
Cash and cash equivalents, beginning of period	54,852	42,774
Cash and cash equivalents, end of period	$69,978	$22,279
Supplemental information:
Interest and non-usage fees paid during the period	$58,798	$32,061
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the nine months ended September 30,
	2023	2022
Net taxes, including excise tax, paid during the period	$2,653	$2,397
Distributions reinvested during the period	$20,495	$20,492
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 115.8% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	S+ 7.50% (12.94%), 3/4/2027	$10,441	$10,324	$10,601	0.6%
1236904 BC, Ltd. (c) (h) (i)	Software/Services	S+ 5.61% (10.93%), 3/4/2027	18,295	17,931	17,691	1.1%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare	S+ 6.50% (11.94%), 5/7/2027	2,773	2,773	2,736	0.2%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	S+ 6.50% (11.87%), 5/7/2027	13,530	13,367	13,344	0.8%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare	S+ 6.50% (12.07%), 5/7/2026	217	217	212	0.0%
Alera Group Intermediate Holdings, Inc. (c)	Financials	S+ 6.50% (11.92%), 10/2/2028	5,846	5,750	5,846	0.3%
Alera Group Intermediate Holdings, Inc. (c)	Financials	S+ 6.50% (11.92%), 10/2/2028	9,332	9,332	9,332	0.6%
Arch Global Precision, LLC (c)	Industrials	S+ 4.75% (10.24%), 4/1/2026	2,338	2,338	2,338	0.1%
Arch Global Precision, LLC (c) (h) (i)	Industrials	S+ 4.75% (10.22%), 4/1/2026	7,422	7,405	7,422	0.4%
Arctic Holdco, LLC (c)	Paper & Packaging	S+ 6.00% (11.49%), 12/23/2026	1,372	1,372	1,352	0.1%
Arctic Holdco, LLC (c) (h) (i)	Paper & Packaging	S+ 6.00% (11.49%), 12/23/2026	60,206	59,521	59,303	3.5%
Armada Parent, Inc. (c)	Industrials	S+ 5.75% (11.27%), 10/29/2027	44,379	43,775	43,664	2.6%
Armada Parent, Inc. (c)	Industrials	S+ 5.75% (11.27%), 10/29/2027	2,236	2,236	2,200	0.1%
Avalara, Inc. (c)	Software/Services	S+ 7.25% (12.64%), 10/19/2028	40,296	39,448	39,446	2.3%
Aventine Holdings, LLC (c)	Media/Entertainment	S+ 6.00% (11.49%) 4.00% PIK, 6/18/2027	10,698	10,698	10,558	0.6%
Aventine Holdings, LLC (c)	Media/Entertainment	10.25% PIK, 6/18/2027	26,069	25,689	25,509	1.5%
Aventine Holdings, LLC (c) (i)	Media/Entertainment	S+ 6.00% (11.49%) 4.00% PIK, 6/18/2027	27,025	26,684	26,671	1.6%
Axiom Global, Inc. (c) (h) (i)	Business Services	S+ 4.75% (10.17%), 10/1/2026	20,159	20,063	20,159	1.2%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	S+ 6.25% (11.68%), 12/29/2028	3,425	3,425	3,265	0.2%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	S+ 6.25% (11.72%) 3.00% PIK, 12/29/2028	1,748	1,748	1,667	0.1%
BCPE Oceandrive Buyer, Inc. (c) (i)	Healthcare	S+ 6.25% (11.72%) 3.00% PIK, 12/29/2028	3,442	3,442	3,282	0.2%
BCPE Oceandrive Buyer, Inc. (c) (i)	Healthcare	S+ 6.25% (11.72%) 3.00% PIK, 12/29/2028	20,653	20,309	19,690	1.2%
Capstone Logistics (c)	Transportation	S+ 4.75% (10.17%), 11/12/2027	1,107	1,107	1,107	0.1%
Capstone Logistics (c) (h)	Transportation	S+ 4.75% (10.17%), 11/12/2027	18,869	18,758	18,869	1.1%
CHA Holdings, Inc. (c) (i)	Business Services	S+ 4.50% (10.15%), 4/10/2025	510	498	510	0.0%
Cold Spring Brewing, Co. (c) (h) (i)	Food & Beverage	S+ 4.75% (10.07%), 12/19/2025	6,475	6,451	6,475	0.4%
Communication Technology Intermediate, LLC (c)	Business Services	S+ 5.50% (10.93%), 5/5/2027	205	205	205	0.0%
Communication Technology Intermediate, LLC (c) (h)	Business Services	S+ 5.50% (10.93%), 5/5/2027	17,755	17,542	17,755	1.0%
Communication Technology Intermediate, LLC (c) (i)	Business Services	S+ 5.50% (10.93%), 5/5/2027	6,176	6,176	6,176	0.4%
Corfin Industries, LLC (c)	Industrials	S+ 6.00% (11.42%), 12/27/2027	1,586	1,586	1,586	0.1%
Corfin Industries, LLC (c)	Industrials	S+ 6.00% (11.42%), 12/27/2027	9,653	9,345	9,653	0.6%
Corfin Industries, LLC (c) (h) (i)	Industrials	S+ 6.00% (11.42%), 2/5/2026	16,226	16,090	16,226	1.0%
Cornerstone Chemical, Co.	Chemicals	10.25%, 2.00% PIK, 9/1/2027	14,850	14,614	12,760	0.8%
CRS-SPV, Inc. (c) (o)	Industrials	S+ 4.50% (9.92%), 3/8/2024	45	45	45	0.0%
Drilling Info Holdings, Inc. (c) (i)	Business Services	S+ 4.25% (9.67%), 7/30/2025	6,897	6,802	6,896	0.4%
Dynagrid Holdings, LLC (c) (h)	Utilities	S+ 5.50% (11.04%), 12/18/2025	3,853	3,805	3,853	0.2%
Dynagrid Holdings, LLC (c) (i)	Utilities	S+ 5.50% (11.04%), 12/18/2025	14,030	13,888	14,030	0.8%
Eliassen Group, LLC (c)	Business Services	S+ 5.50% (10.82%), 4/14/2028	919	919	911	0.1%
Eliassen Group, LLC (c) (i)	Business Services	S+ 5.50% (10.84%), 4/14/2028	11,498	11,410	11,397	0.7%
Faraday Buyer, LLC (c)	Utilities	S+ 7.00% (12.32%), 10/11/2028	26,001	25,348	25,346	1.5%
Faraday Buyer, LLC (c)	Utilities	S+ 7.00% (12.04%), 10/11/2028	1,944	1,944	1,895	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
FGT Purchaser, LLC (c)	Consumer	S+ 5.50% (10.99%), 9/13/2027	$1,758	$1,758	$1,758	0.1%
FGT Purchaser, LLC (c) (h)	Consumer	S+ 5.50% (10.99%), 9/13/2027	21,070	20,792	21,070	1.2%
First Eagle Holdings, Inc. (c)	Financials	S+ 6.50% (11.83%), 3/1/2027	15,000	14,663	14,639	0.9%
Foresight Energy Operating, LLC (c) (p)	Energy	S+ 8.00% (13.49%), 6/30/2027	1,067	1,067	1,067	0.1%
Galway Borrower, LLC (c) (h)	Financials	S+ 5.25% (10.74%), 9/29/2028	29,547	29,201	29,547	1.7%
Galway Borrower, LLC (c)	Financials	S+ 5.25% (10.74%), 9/29/2028	275	275	269	0.0%
Geosyntec Consultants, Inc. (c)	Business Services	S+ 5.25% (10.57%), 5/18/2029	27,031	26,650	26,634	1.6%
Geosyntec Consultants, Inc. (c)	Business Services	S+ 5.25% (10.57%), 5/18/2029	6,511	6,511	6,415	0.4%
Green Energy Partners/Stonewall, LLC (c)	Utilities	S+ 6.00% (11.65%), 11/12/2026	10,141	10,014	10,141	0.6%
Hospice Care Buyer, Inc. (c)	Healthcare	S+ 6.50% (11.97%), 12/9/2026	4,548	4,548	4,439	0.3%
Hospice Care Buyer, Inc. (c)	Healthcare	S+ 6.50% (11.97%), 12/9/2026	807	807	787	0.0%
Hospice Care Buyer, Inc. (c)	Healthcare	S+ 7.50% (12.99%) 5.00% PIK, 12/9/2026	2,117	2,072	2,066	0.1%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	S+ 6.50% (11.97%), 12/9/2026	24,381	23,971	23,795	1.4%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	S+ 6.50% (11.97%), 12/9/2026	18,066	17,820	17,632	1.0%
ICR Operations, LLC (c)	Business Services	S+ 5.25% (10.79%), 11/22/2028	41,840	41,225	41,124	2.4%
ICR Operations, LLC (c)	Business Services	S+ 5.25% (10.79%), 11/22/2027	2,935	2,935	2,883	0.2%
ICR Operations, LLC (c)	Business Services	S+ 5.25% (10.79%), 11/22/2028	2,283	2,216	2,244	0.1%
Ideal Tridon Holdings, Inc. (c)	Industrials	S+ 6.75% (12.08%), 4/5/2028	819	819	797	0.0%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	S+ 6.75% (11.67%), 4/5/2028	30,574	29,747	29,746	1.8%
IG Investments Holdings, LLC (c) (h)	Business Services	S+ 6.00% (11.47%), 9/22/2028	17,495	17,247	17,336	1.0%
IG Investments Holdings, LLC (c) (h)	Business Services	S+ 6.00% (11.47%), 9/22/2028	315	313	312	0.0%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 6.25% (11.73%), 5/23/2028	605	605	595	0.0%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 6.25% (11.73%), 5/23/2028	21,066	20,740	20,704	1.2%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 6.25% (11.72%), 5/23/2028	9,010	9,010	8,855	0.5%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 6.25% (11.72%), 5/23/2028	7,962	7,962	7,825	0.5%
Integrated Efficiency Solutions, Inc. (c) (o)	Industrials	7.50%, 12/31/2025	1,411	1,411	1,411	0.1%
Integrated Global Services, Inc. (c) (i)	Industrials	S+ 6.00% (11.52%), 2/4/2026	10,611	10,528	10,611	0.6%
Integrated Global Services, Inc. (c)	Industrials	S+ 6.00% (11.52%), 2/4/2026	1,217	1,217	1,217	0.1%
Internap Corp. (c) (h) (o)	Business Services	8.00%, 7.00% PIK, 7/31/2028	718	718	719	0.0%
International Cruise & Excursions, Inc. (c) (i)	Business Services	S+ 5.35% (10.68%), 6/6/2025	4,812	4,799	4,591	0.3%
IQN Holding Corp. (c) (i)	Software/Services	S+ 5.25% (10.67%), 5/2/2029	11,638	11,551	11,543	0.7%
K2 Intelligence Holdings, Inc. (c) (h) (i)	Business Services	P+ 4.75% (13.25%), 9/23/2024	6,391	6,367	5,784	0.3%
KidKraft, Inc. (c)	Consumer	S+ 6.00% (11.43%), 6/30/2024	1,060	1,060	636	0.0%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,983	2,983	2,629	0.2%
Knowledge Pro Buyer, Inc. (c)	Business Services	S+ 5.75% (11.17%), 12/10/2027	2,305	2,305	2,305	0.1%
Knowledge Pro Buyer, Inc. (c)	Business Services	P+ 4.75% (13.25%), 12/10/2027	1,417	1,417	1,417	0.1%
Knowledge Pro Buyer, Inc. (c) (i)	Business Services	S+ 5.75% (11.17%), 12/10/2027	24,366	24,026	24,366	1.4%
Labrie Environmental Group, LLC (a) (c)	Industrials	S+ 5.50% (10.93%), 9/1/2026	22,180	21,964	21,293	1.3%
Lakeland Tours, LLC (c) (h) (i)	Education	13.25% PIK, 9/25/2027	6,092	4,917	4,934	0.3%
Lakeview Health Holdings, Inc. (c) (o)	Healthcare	P+ 6.00% (14.50%) PIK, 10/15/2024	677	677	676	0.0%
Lakeview Health Holdings, Inc. (c) (o)	Healthcare	P+ 6.00% (14.50%) PIK, 10/15/2024	227	227	227	0.0%
Lakeview Health Holdings, Inc. (c) (o)	Healthcare	P+ 6.00% (14.50%) PIK, 10/15/2024	65	65	65	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Lakeview Health Holdings, Inc. (c) (o) (t)	Healthcare	P+ 4.50% (13.00%) PIK, 10/15/2024	$1,896	$664	$599	0.0%
Lakeview Health Holdings, Inc. (c) (o)	Healthcare	P+ 6.00% (14.50%) PIK, 10/15/2024	65	65	65	0.0%
Manna Pro Products, LLC (c)	Consumer	S+ 6.00% (11.42%), 12/10/2026	3,966	3,966	3,807	0.2%
Manna Pro Products, LLC (c)	Consumer	S+ 6.00% (11.42%), 12/10/2026	1,962	1,962	1,883	0.1%
Manna Pro Products, LLC (c) (i)	Consumer	S+ 6.00% (11.42%), 12/10/2026	23,981	23,662	23,022	1.4%
Manna Pro Products, LLC (c) (i)	Consumer	S+ 6.00% (11.42%), 12/10/2026	1,890	1,867	1,815	0.1%
Manna Pro Products, LLC (c) (i)	Consumer	S+ 6.00% (11.42%), 12/10/2026	6,799	6,711	6,527	0.4%
McDonald Worley, P.C. (c)	Business Services	26.00% PIK, 12/31/2024	15,271	15,271	7,854	0.5%
MCS Acquisition Corp. (c) (p)	Business Services	S+ 6.00% (11.34%), 10/2/2025	766	766	766	0.0%
Medical Depot Holdings, Inc. (c)	Healthcare	S+ 10.00% (15.39%) 9.00% PIK, 6/1/2025	3,797	3,755	3,775	0.2%
Medical Depot Holdings, Inc. (c) (h) (i)	Healthcare	S+ 9.50% (14.89%) 4.00% PIK, 6/1/2025	21,024	20,822	19,422	1.1%
Medical Management Resource Group, LLC (c)	Healthcare	S+ 5.75% (11.21%), 9/30/2027	6,548	6,548	6,460	0.4%
Medical Management Resource Group, LLC (c)	Healthcare	S+ 5.75% (11.27%), 9/30/2026	477	477	470	0.0%
Medical Management Resource Group, LLC (c) (h)	Healthcare	S+ 5.75% (11.27%), 9/30/2027	15,855	15,644	15,641	0.9%
MGTF Radio Company, LLC (c) (o)	Media/Entertainment	S+ 6.00% (11.39%), 4/1/2024	46,146	46,132	37,839	2.2%
Midwest Can Company, LLC (c) (h) (i)	Paper & Packaging	S+ 8.00% (13.39%) 2.00% PIK, 3/2/2026	30,425	30,163	30,425	1.8%
Miller Environmental Group, Inc. (c)	Business Services	S+ 6.50% (12.04%), 6/15/2025	397	397	397	0.0%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	S+ 6.50% (12.04%), 3/15/2024	11,142	11,122	11,142	0.7%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	S+ 6.50% (12.04%), 3/15/2024	10,192	10,170	10,192	0.6%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	S+ 6.50% (11.93%), 7/29/2026	48,456	47,908	48,456	2.9%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	S+ 6.50% (11.93%), 7/29/2026	2,935	2,935	2,935	0.2%
Muth Mirror Systems, LLC (c)	Technology	S+ 6.75% (12.29%), 4/23/2025	1,299	1,299	1,193	0.1%
Muth Mirror Systems, LLC (c) (h) (i)	Technology	S+ 6.75% (12.29%), 4/23/2025	14,582	14,507	13,394	0.8%
New Star Metals, Inc. (c) (h) (i)	Industrials	S+ 5.00% (10.39%), 1/9/2026	32,181	31,919	31,161	1.8%
NTM Acquisition Corp. (h) (i)	Media/Entertainment	S+ 7.25% (12.79%) 1.00% PIK, 6/7/2024	19,691	19,691	18,705	1.1%
Odessa Technologies, Inc. (c) (h)	Software/Services	S+ 5.75% (11.17%), 10/19/2027	14,234	14,042	14,234	0.8%
ORG GC Holdings, LLC (c) (o)	Business Services	S+ 6.50% (12.15%) PIK, 11/29/2026	9,907	9,907	9,907	0.6%
Pie Buyer, Inc. (c)	Food & Beverage	S+ 5.50% (11.09%), 4/5/2027	6,022	6,022	6,022	0.4%
Pie Buyer, Inc. (c)	Food & Beverage	S+ 5.50% (11.22%), 4/6/2026	583	583	583	0.0%
Pie Buyer, Inc. (c)	Food & Beverage	S+ 5.50% (11.04%), 4/5/2027	1,456	1,456	1,456	0.1%
Pie Buyer, Inc. (c) (i)	Food & Beverage	S+ 5.50% (11.20%), 4/5/2027	2,062	2,033	2,062	0.1%
Pie Buyer, Inc. (c) (i)	Food & Beverage	S+ 5.50% (11.09%), 4/5/2027	27,821	27,332	27,821	1.7%
PlayPower, Inc. (c) (h) (i)	Industrials	S+ 5.50% (10.92%), 5/8/2026	23,496	23,365	21,805	1.3%
Pluralsight, LLC (c)	Software/Services	S+ 8.00% (13.45%), 4/6/2027	1,004	1,004	959	0.1%
Pluralsight, LLC (c) (h)	Software/Services	S+ 8.00% (13.45%), 4/6/2027	18,826	18,606	17,966	1.1%
Pluralsight, LLC (c) (h)	Software/Services	S+ 8.00% (13.45%), 4/6/2027	6,728	6,646	6,421	0.4%
Point Broadband Acquisition, LLC (c)	Telecom	S+ 6.00% (11.51%), 10/2/2028	8,008	8,008	8,008	0.5%
Point Broadband Acquisition, LLC (c) (h)	Telecom	S+ 6.00% (11.37%), 10/2/2028	19,002	18,662	19,002	1.1%
Premier Global Services, Inc. (c) (t)	Telecom	P+ 5.50% (14.00%), 6/8/2023	5,024	4,908	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Premier Global Services, Inc. (c) (t)	Telecom	P+ 5.50% (14.00%), 4/7/2023	$969	$969	$145	0.0%
PSKW, LLC (c) (h) (i)	Healthcare	S+ 6.25% (11.67%), 3/9/2026	28,950	28,656	28,950	1.7%
Questex, Inc. (c) (h) (i)	Media/Entertainment	S+ 4.25% (9.81%), 9/9/2024	14,531	14,486	14,232	0.8%
Reddy Ice Corp. (c)	Food & Beverage	S+ 6.00% (11.42%), 7/1/2025	1,766	1,760	1,732	0.1%
Reddy Ice Corp. (c)	Food & Beverage	S+ 6.00% (11.42%), 7/1/2025	1,450	1,450	1,422	0.1%
Reddy Ice Corp. (c)	Food & Beverage	S+ 6.00% (11.42%), 7/1/2025	4,778	4,778	4,684	0.3%
Reddy Ice Corp. (c) (h) (i)	Food & Beverage	S+ 6.00% (11.42%), 7/1/2025	18,803	18,639	18,437	1.1%
Relativity Oda, LLC (c) (i)	Software/Services	S+ 6.50% (11.92%), 5/12/2027	5,426	5,357	5,426	0.3%
REP TEC Intermediate Holdings, Inc. (c)	Software/Services	S+ 6.50% (12.04%), 6/19/2025	835	835	835	0.0%
REP TEC Intermediate Holdings, Inc. (c) (h) (i)	Software/Services	S+ 6.50% (12.04%), 6/19/2025	28,276	28,037	28,276	1.7%
Roadsafe Holdings, Inc. (c)	Industrials	S+ 5.75% (11.29%), 10/19/2027	10,067	10,067	10,067	0.6%
Roadsafe Holdings, Inc. (c) (i)	Industrials	S+ 5.75% (10.94%), 10/19/2027	7,694	7,598	7,694	0.5%
RSC Acquisition, Inc. (c)	Financials	S+ 5.50% (11.04%), 10/30/2026	5,040	5,040	5,040	0.3%
RSC Acquisition, Inc. (c) (i)	Financials	S+ 5.50% (11.04%), 10/30/2026	15,074	15,063	15,074	0.9%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	S+ 6.00% (11.44%), 11/18/2027	32,741	32,290	32,741	1.9%
Sherlock Buyer Corp. (c) (i)	Business Services	S+ 5.75% (11.24%), 12/8/2028	10,957	10,795	10,957	0.6%
Simplifi Holdings, Inc. (c)	Media/Entertainment	S+ 5.50% (10.68%), 10/1/2026	709	709	698	0.0%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	S+ 5.50% (10.68%), 10/1/2027	34,839	34,375	34,317	2.0%
Skillsoft Corp. (h)	Technology	S+ 5.25% (10.70%), 7/14/2028	1,363	1,349	1,280	0.1%
St. Croix Hospice Acquisition Corp. (c)	Healthcare	S+ 6.00% (11.46%), 10/30/2026	2,787	2,787	2,787	0.2%
St. Croix Hospice Acquisition Corp. (c) (i)	Healthcare	S+ 6.00% (11.46%), 10/30/2026	25,226	24,967	25,226	1.5%
Striper Buyer, LLC (c) (h)	Paper & Packaging	S+ 5.50% (10.93%), 12/30/2026	12,174	12,106	12,174	0.7%
Subsea Global Solutions, LLC (c)	Business Services	S+ 6.75% (12.46%), 4/19/2024	963	963	963	0.1%
Subsea Global Solutions, LLC (c)	Business Services	S+ 6.75% (12.21%), 4/19/2024	2,720	2,713	2,720	0.2%
Subsea Global Solutions, LLC (c) (i)	Business Services	S+ 6.75% (12.29%), 4/19/2024	4,614	4,603	4,614	0.3%
Subsea Global Solutions, LLC (c) (i)	Business Services	S+ 6.75% (12.29%), 4/19/2024	6,998	6,986	6,998	0.4%
SunMed Group Holdings, LLC (c) (h)	Healthcare	S+ 5.50% (10.99%), 6/16/2028	8,895	8,791	8,763	0.5%
Tax Defense Network, LLC (c) (p) (t)	Consumer	P+ 5.00% (13.50%) PIK, 3/31/2023	7,928	3,833	184	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	10.00% PIK, 3/31/2023	4,595	2,986	4,595	0.3%
Tax Defense Network, LLC (c) (p) (t)	Consumer	P+ 5.00% (13.50%) PIK, 3/31/2023	44,664	21,646	1,036	0.1%
The NPD Group, LP (c)	Business Services	S+ 6.25% (11.58%) 2.75% PIK, 12/1/2028	34,693	34,144	34,173	2.0%
The NPD Group, LP (c)	Business Services	P+ 4.75% (13.25%), 12/1/2027	346	346	341	0.0%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	S+ 4.00% (9.43%), 5/18/2028	4,294	4,283	4,294	0.3%
Trinity Air Consultants Holdings Corp. (c)	Business Services	S+ 5.25% (10.78%), 6/29/2027	4,110	4,110	4,110	0.2%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	S+ 5.25% (10.62%), 6/29/2027	20,424	20,169	20,424	1.2%
Triple Lift, Inc. (c)	Software/Services	S+ 5.50% (10.95%), 5/5/2028	1,265	1,265	1,214	0.1%
Triple Lift, Inc. (c) (i)	Software/Services	S+ 5.75% (11.30%), 5/5/2028	28,047	27,669	26,925	1.6%
University of St. Augustine Acquisition Corp. (c) (h) (i)	Education	S+ 4.25% (9.67%), 2/2/2026	23,097	22,904	23,097	1.4%
Urban One, Inc. (a)	Media/Entertainment	7.38%, 2/1/2028	1,561	1,561	1,338	0.1%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	S+ 6.00% (11.49%), 11/18/2027	4,821	4,821	4,773	0.3%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
US Oral Surgery Management Holdco, LLC (c)	Healthcare	S+ 6.50% (11.94%), 11/18/2027	$3,079	$3,079	$3,048	0.2%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	S+ 6.00% (11.48%), 11/18/2027	12,173	12,005	12,051	0.7%
US Salt Investors, LLC (c)	Chemicals	S+ 5.50% (11.04%), 7/19/2028	19,781	19,510	19,411	1.1%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	P+ 5.00% (13.50%) PIK, 3/21/2024	2,094	251	—	—%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	P+ 5.00% (13.50%) PIK, 3/21/2024	269	244	—	—%
Vensure Employer Services, Inc. (c) (i)	Business Services	S+ 4.75% (10.13%), 4/1/2027	11,792	11,741	11,792	0.7%
Victors CCC Buyer, LLC (c)	Business Services	S+ 5.75% (11.18%), 6/1/2029	16,819	16,547	16,535	1.0%
West Coast Dental Services, Inc. (c)	Healthcare	S+ 5.50% (11.05%), 7/1/2028	1,697	1,697	1,672	0.1%
West Coast Dental Services, Inc. (c)	Healthcare	S+ 5.50% (11.02%), 7/1/2028	19,616	19,342	19,329	1.1%
West Coast Dental Services, Inc. (c)	Healthcare	S+ 5.50% (11.05%), 7/1/2028	1,170	1,170	1,153	0.1%
Westwood Professional Services, Inc. (c)	Business Services	S+ 6.00% (11.42%), 5/26/2026	2,705	2,705	2,705	0.2%
Westwood Professional Services, Inc. (c) (i)	Business Services	S+ 6.00% (11.42%), 5/26/2026	8,495	8,405	8,495	0.5%
WHCG Purchaser III, Inc. (c)	Healthcare	S+ 5.75% (11.40%), 6/22/2028	7,024	7,024	5,152	0.3%
WHCG Purchaser III, Inc. (c)	Healthcare	S+ 5.75% (11.40%), 6/22/2026	4,213	4,213	3,400	0.2%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	S+ 5.75% (11.40%), 6/22/2028	28,903	28,513	21,203	1.3%
WIN Holdings III Corp. (c) (h)	Consumer	S+ 5.25% (10.69%), 7/16/2028	29,171	28,771	29,171	1.7%
WMK, LLC (c)	Business Services	S+ 5.75% (11.29%), 9/5/2025	335	334	335	0.0%
WMK, LLC (c)	Business Services	S+ 5.75% (11.27%), 9/5/2024	2,618	2,618	2,618	0.2%
WMK, LLC (c)	Business Services	S+ 5.75% (11.29%), 9/5/2025	10,707	10,707	10,707	0.6%
WMK, LLC (c)	Business Services	S+ 5.75% (11.31%), 9/5/2025	7,685	7,469	7,685	0.5%
WMK, LLC (c) (h) (i)	Business Services	S+ 5.75% (11.21%), 9/5/2025	17,255	17,160	17,255	1.0%
WMK, LLC (c) (i)	Business Services	S+ 5.75% (11.29%), 9/5/2025	2,431	2,427	2,431	0.1%
WMK, LLC (c) (i)	Business Services	S+ 5.75% (11.28%), 9/5/2025	3,552	3,494	3,552	0.2%
Zendesk, Inc. (c)	Software/Services	S+ 6.75% (12.15%) 3.25% PIK, 11/22/2028	43,554	42,820	42,805	2.6%
Subtotal Senior Secured First Lien Debt				$2,022,729	$1,958,539	115.8%

Senior Secured Second Lien Debt - 11.0% (b)
Accentcare, Inc. (c) (h)	Healthcare	S+ 8.75% (14.43%), 6/21/2027	$30,152	$29,768	$25,629	1.5%
Anchor Glass Container Corp. (c) (t)	Paper & Packaging	S+ 7.75% (12.99%), 6/7/2026	6,667	5,438	2,380	0.1%
Aruba Investments Holdings, LLC (c) (i)	Chemicals	S+ 7.75% (13.17%), 11/24/2028	3,759	3,723	3,481	0.2%
Astro AB Merger Sub, Inc. (a) (c) (h) (t)	Financials	S+ 8.00% (13.63%), 4/30/2025	8,162	7,783	3,204	0.2%
Carlisle FoodService Products, Inc. (c)	Consumer	S+ 7.75% (13.18%), 3/20/2026	10,719	10,653	10,719	0.6%
CommerceHub, Inc. (c)	Technology	S+ 7.00% (12.52%), 12/29/2028	12,360	12,319	10,506	0.7%
Corelogic, Inc.	Business Services	S+ 6.50% (11.93%), 6/4/2029	10,808	10,731	9,060	0.5%
HAH Group Holding Company, LLC (c) (h)	Healthcare	S+ 8.50% (13.92%), 10/30/2028	12,445	12,247	12,445	0.7%
Integrated Efficiency Solutions, Inc. (c) (o)	Industrials	10.00% PIK, 12/31/2026	1,710	1,283	781	0.0%
Mercury Merger Sub, Inc. (c)	Business Services	S+ 6.50% (12.03%), 8/2/2029	13,965	13,880	13,518	0.8%
ORG GC Holdings, LLC (c) (o)	Business Services	18.00% PIK, 11/29/2027	4,696	4,696	4,420	0.3%
PetVet Care Centers, LLC (h)	Healthcare	S+ 6.25% (11.67%), 2/13/2026	3,539	3,534	3,497	0.2%
Project Boost Purchaser, LLC (c)	Business Services	S+ 8.00% (13.43%), 5/31/2027	1,848	1,848	1,848	0.1%
Proofpoint, Inc. (c) (h)	Software/Services	S+ 6.25% (11.68%), 8/31/2029	7,842	7,813	7,842	0.5%
QuickBase, Inc. (c)	Technology	S+ 8.00% (13.42%), 4/2/2027	7,484	7,418	7,484	0.5%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
RealPage, Inc. (i)	Software/Services	S+ 6.50% (11.93%), 4/23/2029		$13,647	$13,504	$13,664	0.8%
SSH Group Holdings, Inc. (c)	Education	S+ 8.25% (13.57%), 7/30/2026		10,122	10,086	10,122	0.6%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	S+ 6.75% (12.18%), 5/18/2029		4,654	4,631	4,654	0.3%
Travelpro Products, Inc. (a) (c)	Consumer	13.00%, 2.00% PIK, 11/20/2024		3,028	3,028	3,028	0.2%
Travelpro Products, Inc. (a) (c) (m)	Consumer	13.00%, 2.00% PIK, 11/20/2024	CAD	3,497	2,710	2,576	0.2%
USIC Holdings, Inc. (c) (h)	Business Services	S+ 6.50% (11.93%), 5/14/2029		5,798	5,757	5,589	0.3%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	P+ 5.00% (13.50%) PIK, 3/21/2024		1,302	17	—	—%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	P+ 5.00% (13.50%) PIK, 3/21/2024		4,227	2,914	—	—%
Victory Buyer, LLC (c)	Industrials	S+ 7.00% (12.43%), 11/19/2029		31,686	31,437	29,405	1.7%
Subtotal Senior Secured Second Lien Debt					$207,218	$185,852	11.0%

Subordinated Debt - 7.9% (b)
Post Road Equipment Finance, LLC (c) (o)	Financials	S+ 7.75% (13.06%), 12/31/2028		$21,943	$21,943	$21,943	1.3%
Post Road Equipment Finance, LLC (c) (o)	Financials	S+ 7.75% (13.06%), 12/31/2028		38,100	37,997	38,099	2.2%
Siena Capital Finance, LLC (c) (o)	Financials	12.50%, 11/26/2026		74,500	74,500	74,500	4.4%
Subtotal Subordinated Debt					$134,440	$134,542	7.9%

Collateralized Securities - 1.3% (b)
Collateralized Securities - Debt Investments
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (p)	Diversified Investment Vehicles	S+ 11.00% (16.61%), 4/25/2031		$4,750	$4,616	$4,164	0.3%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (p)	Diversified Investment Vehicles	S+ 7.50% (13.09%), 1/20/2027		10,728	10,502	9,151	0.5%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	S+ 4.55% (10.18%), 5/1/2026		4,891	4,877	4,170	0.2%
Collateralized Securities - Equity Investments (n)
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	27.75%, 4/25/2031		$31,603	$9,990	$5,829	0.3%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 1/20/2027		31,575	6,285	—	—%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025		1,970	47	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026		1,886	134	—	—%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026		36,000	6,965	—	—%
Subtotal Collateralized Securities					$43,416	$23,314	1.3%

Equity/Other - 30.4% (b) (d)
Black Mountain Sand, LLC (c) (e) (u)	Energy			55,463	$—	$2,210	0.1%
Cirque Du Soleil Holding USA Newco, Inc. (a) (e) (p)	Media/Entertainment			539,708	1,224	5,760	0.3%
Cirque Du Soleil Holding USA Newco, Inc. (a) (e) (p)	Media/Entertainment			874,000	437	2,476	0.1%
Clover Technologies Group, LLC (c) (e)	Industrials			180,274	1,153	52	0.0%
Clover Technologies Group, LLC (c) (e)	Industrials			2,753	275	1,121	0.1%
CRS-SPV, Inc. (c) (e) (o)	Industrials			246	2,219	1,559	0.1%
Danish CRJ, Ltd. (a) (c) (e) (o) (r)	Transportation			5,002	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Del Real, LLC (c) (e) (u)	Food & Beverage		670,510	$382	$443	0.0%
Dyno Acquiror, Inc. (c) (e)	Consumer		134,102	58	21	0.0%
FBLC Senior Loan Fund, LLC (a) (c) (j) (o)	Diversified Investment Vehicles		304,934	304,934	304,934	18.0%
First Eagle Greenway Fund II, LLC (a) (e) (p)	Diversified Investment Vehicles		5,329	3,977	373	0.0%
Foresight Energy Operating, LLC (c) (e) (p) (u)	Energy		158,093	2,087	3,519	0.2%
Integrated Efficiency Solutions, Inc. (c) (e) (o) (u)	Industrials		55,991	—	—	—%
Integrated Efficiency Solutions, Inc. (c) (e) (o) (u)	Industrials		57,427	—	—	—%
Internap Corp. (c) (e) (h) (o)	Business Services		1,596,606	1,597	1,597	0.1%
Jakks Pacific, Inc. (c)	Consumer		5,303	252	787	0.0%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (o) (x)	Transportation		3,250,000	—	3,038	0.2%
Kahala Ireland OpCo Designated Activity Company (a) (c) (o) (x)	Transportation		1	—	—	—%
Kahala US OpCo, LLC (a) (c) (e) (o) (w)	Transportation		4,413,472	—	—	—%
KidKraft, Inc. (c) (e) (u)	Consumer		2,682,257	—	—	—%
Lakeview Health Holdings, Inc. (c) (e) (o)	Healthcare		5,272	—	—	—%
McDonald Worley, P.C. (c) (e)	Business Services		20,167	20	3,886	0.3%
MCS Acquisition Corp. (c) (e) (p)	Business Services		31,521	4,103	747	0.1%
MCS Acquisition Corp. (c) (e) (p)	Business Services		693,977	694	694	0.0%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Motor Vehicle Software Corp. (c) (e) (v)	Business Services		223,503	318	308	0.0%
ORG GC Holdings, LLC (c) (e) (o) (u)	Business Services		93,380	212	—	—%
ORG GC Holdings, LLC (c) (e) (o) (u)	Business Services		1,771	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (e) (p)	Diversified Investment Vehicles		8,739	751	982	0.1%
Point Broadband Acquisition, LLC (c) (e) (u)	Telecom		2,550,487	2,550	3,775	0.2%
Post Road Equipment Finance, LLC (c) (o) (u)	Financials		79,479	86,793	86,699	5.2%
RMP Group, Inc. (c) (e) (u)	Financials		223	164	350	0.0%
Siena Capital Finance, LLC (c) (o)	Financials		41,789,400	42,498	77,310	4.6%
Skillsoft Corp. (e) (s)	Technology		248,712	2,636	220	0.0%
Smile Brands, Inc. (c) (e)	Healthcare		712	—	56	0.0%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
Tennenbaum Waterman Fund, LP (a) (p)	Diversified Investment Vehicles		10,000	10,000	8,697	0.5%
Travelpro Products, Inc. (a) (c) (e)	Consumer		447,007	506	910	0.1%
United Biologics, LLC (c) (e) (u)	Healthcare		39,769	132	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		4,206	31	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		223	35	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
USASF Holdco, LLC (c) (e) (u)	Financials		490	$490	$—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		512,923	—	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		4,848,027	3,140	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		1,940,977	—	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	1,615	0.1%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
YummyEarth, Inc. (c) (e)	Food & Beverage		223	—	—	—%
Subtotal Equity/Other				$477,992	$514,139	30.4%

TOTAL INVESTMENTS - 166.4% (b)				$2,885,795	$2,816,386	166.4%
_____________
(a)All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Qualifying assets represent 87.1% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)Percentages are based on net assets as of September 30, 2023.
(c)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(d)All amounts are in thousands except share amounts.
(e)Non-income producing at September 30, 2023.
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
(l)The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at September 30, 2023. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(m)The principal amount (par amount) is denominated in Canadian Dollars ("CAD").
(n)For equity investments in Collateralized Securities, the effective yield is presented in place of the investment coupon rate for each investment. Refer to footnote (k) for a further description of an equity investment in a Collateralized Security.
(o)The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be "non-controlled" when the Company owns 25% or less of the portfolio company's outstanding voting securities and/or does not have the power to exercise control over the management or policies of such portfolio company. A company is generally presumed to be "controlled" when the Company owns more than 25% of the portfolio company's outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company. The Company classifies this investment as "controlled".
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2023
(Unaudited)

(p)The provisions of the 1940 Act classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as "non-affiliated" when the Company owns less than 5% of a portfolio company's outstanding voting securities and "affiliated" when the Company owns 5% or more of a portfolio company's outstanding voting securities. The Company classifies this investment as "affiliated".
(q)Unless otherwise indicated, all investments in the Consolidated Schedules of Investments are non-affiliated, non-controlled investments.
(r)The Company's investment is held through the consolidated subsidiary, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.
(s)The investment is not a restricted security. All other securities are restricted securities.
(t)The investment is on non-accrual status as of September 30, 2023.
(u)Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.
(v)The investment is held through BSP TCAP Acquisition Holdings LP, which is an affiliated acquisition entity. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of September 30, 2023.
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

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2023
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2023:

	At September 30, 2023
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$451,474	16.0%
Healthcare	412,529	14.7%
Financials	383,467	13.6%
Diversified Investment Vehicles (1)	338,300	12.0%
Industrials	254,483	9.0%
Software/Services	245,848	8.7%
Media/Entertainment	178,103	6.3%
Paper & Packaging	143,613	5.1%
Consumer	113,545	4.0%
Food & Beverage	71,137	2.6%
Utilities	55,265	2.0%
Education	38,153	1.4%
Chemicals	35,652	1.3%
Technology	34,077	1.2%
Telecom	30,930	1.1%
Transportation	23,014	0.8%
Energy	6,796	0.2%
Total	$2,816,386	100.0%
_____________
(1) Includes FBLC's investment in FBLC Senior Loan Fund, LLC, which represents 10.8% of the fair value of investments as of September 30, 2023.
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
(o)The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be "non-controlled" when the Company owns 25% or less of the portfolio company's outstanding voting securities and/or does not have the power to exercise control over the management or policies of such portfolio company. A company is generally presumed to be "controlled" when the Company owns more than 25% of the portfolio company's outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company. The Company classifies this investment as "controlled".
(p)The provisions of the 1940 Act classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as "non-affiliated" when the Company owns less than 5% of a portfolio company's outstanding voting securities and "affiliated" when the Company owns 5% or more of a portfolio company's outstanding voting securities. The Company classifies this investment as "affiliated".
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
For the period ended September 30, 2023
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
On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of September 30, 2023, the Company had issued 270.4 million shares of common stock for gross proceeds of $2.7 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of September 30, 2023, the Company had repurchased a cumulative 37.7 million shares of common stock through its share repurchase program for payments of $310.2 million.
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
For the period ended September 30, 2023
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
For the period ended September 30, 2023
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
For the period ended September 30, 2023
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
Investment Classification
The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, any person “who owns beneficially, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of a company and/or has the power to exercise control over the management or policies of such portfolio company shall be presumed to control such company. Typically, any person who does not so own more than 25% of the outstanding voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company.” Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments.
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
Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the periods ended September 30, 2023 and 2022 the Company did not incur any offering costs subject to the Adviser limitation.
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
For the period ended September 30, 2023
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
For the period ended September 30, 2023
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
For investments for which Level 1 inputs, such as quoted prices, were not available at September 30, 2023 and December 31, 2022, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at September 30, 2023 and December 31, 2022 may differ materially from values that would have been used had a ready market for the securities existed.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

The following table presents fair value measurements of investments, by major class, as of September 30, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$36,712	$1,921,827	$—	$1,958,539
Senior Secured Second Lien Debt	—	26,221	159,631	—	185,852
Subordinated Debt	—	—	134,542	—	134,542
Collateralized Securities	—	—	23,314	—	23,314
Equity/Other	220	8,236	190,697	10,052	209,205
FBLC Senior Loan Fund, LLC	—	—	304,934	—	304,934
Total	$220	$71,169	$2,734,945	$10,052	$2,816,386
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2023:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of December 31, 2022	$1,976,960	$179,329	$134,958	$30,288	$494,750	$2,816,285
Purchases and other adjustments to cost	165,103	1,131	17,660	329	5,374	189,597
Sales and repayments	(186,587)	(17,210)	(17,463)	(5,015)	(538)	(226,813)
Net realized gain (loss)	(1,008)	74	(499)	15	1,122	(296)
Transfers in	—	10,904	—	—	—	10,904
Transfers out	(19,992)	(12,716)	—	—	—	(32,708)
Net change in unrealized appreciation (depreciation) on investments	(12,649)	(1,881)	(114)	(2,303)	(5,077)	(22,024)
Balance as of September 30, 2023	$1,921,827	$159,631	$134,542	$23,314	$495,631	$2,734,945
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(12,895)	$(1,784)	$(20)	$(2,303)	$(4,529)	$(21,531)
_______________
(1) Includes FBLC's investment in FBLC Senior Loan Fund, LLC.
For the nine months ended September 30, 2023, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the nine months ended September 30, 2023, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
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
For the period ended September 30, 2023
(Unaudited)

For the year ended December 31, 2022, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the year ended December 31, 2022, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
The composition of the Company’s investments as of September 30, 2023, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$2,022,729	$1,958,539	69.6%
Senior Secured Second Lien Debt	207,218	185,852	6.6
Subordinated Debt	134,440	134,542	4.8
Collateralized Securities	43,416	23,314	0.8
Equity/Other	173,058	209,205	7.4
FBLC Senior Loan Fund, LLC	304,934	304,934	10.8
Total	$2,885,795	$2,816,386	100.0%
The composition of the Company’s investments as of December 31, 2022, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$2,048,997	$1,995,273	69.4%
Senior Secured Second Lien Debt	223,193	203,299	7.1
Subordinated Debt	134,742	134,958	4.7
Collateralized Securities	48,088	30,288	1.1
Equity/Other	167,177	206,392	7.1
FBLC Senior Loan Fund, LLC	304,934	304,934	10.6
Total	$2,927,131	$2,875,144	100.0%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of September 30, 2023. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$1,897,556	Yield Analysis	Market Yield	8.24%	52.32%	12.32%
Senior Secured First Lien Debt	14,632	Waterfall Analysis	EBITDA Multiple	4.34x	6.50x	6.49x
Senior Secured First Lien Debt	9,639	Waterfall Analysis	Revenue Multiple	0.15x	0.81x	0.40x
Senior Secured Second Lien Debt	148,847	Yield Analysis	Market Yield	11.42%	21.85%	15.67%
Senior Secured Second Lien Debt	10,003	Waterfall Analysis	EBITDA Multiple	4.80x	7.85x	6.93x
Senior Secured Second Lien Debt (b)	781	Waterfall Analysis	Revenue Multiple	0.45x	0.45x	0.45x
Subordinated Debt (b)	74,500	Waterfall Analysis	Tangible Net Asset Value Multiple	1.48x	1.48x	1.48x
Subordinated Debt	60,042	Waterfall Analysis	EBITDA Multiple	1.78x	1.78x	1.78x
Collateralized Securities (c)	13,320	Waterfall Analysis	Asset Recovery	$17.51	$17.51	$17.51
Collateralized Securities	9,994	Yield Analysis	Discount Rate	0.18%	15.32%	6.49%
Equity/Other	104,040	Waterfall Analysis	EBITDA Multiple	1.76x	39.40x	3.48x
Equity/Other (b)	77,310	Waterfall Analysis	Tangible Net Asset Value Multiple	1.48x	1.48x	1.48x
Equity/Other	4,673	Yield Analysis	Market Yield	13.50%	29.41%	26.73%
Equity/Other (b)	3,038	Waterfall Analysis	Discount Rate	22.00%	22.00%	22.00%
Equity/Other (b)	1,615	Waterfall Analysis	TBV Multiple	1.50x	1.50x	1.50x
Equity/Other (b)	21	Waterfall Analysis	Revenue Multiple	0.30x	0.30x	0.30x
FBLC Senior Loan Fund, LLC (b)	304,934	Discounted Cash Flow	Discount Rate	15.02%	15.02%	15.02%
Total	$2,734,945
______________
(a)Weighted averages are calculated based on fair value of investments.
(b)This asset category contains one investment.
(c)Values shown in millions.
There were no significant changes in valuation approach or technique as of September 30, 2023.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
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
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
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
As of September 30, 2023, the Company had six portfolio companies on non-accrual with a total amortized cost of $51.7 million and fair value of $12.1 million, which represented 1.8% and 0.4% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2022, the Company had five portfolio companies on non-accrual with a total amortized cost of $44.6 million and fair value of $8.2 million, which represented 1.5%, and 0.3% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

FBLC Senior Loan Fund, LLC
On January 20, 2021, FBLC and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, FBLC Senior Loan Fund, LLC (“SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by FBLC for financial reporting purposes. FBLC provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. As of September 30, 2023 and December 31, 2022, FBLC and CCLF owned 79.8% and 20.2%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. FBLC and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, FBLC contributed $751.8 million of assets, including $664.2 million of investments and $42.4 million of cash, as well as $446.9 million worth of liabilities, including the Citi Credit Facility (as defined in Note 5) debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of September 30, 2023 and December 31, 2022, FBLC’s investment in SLF consisted of equity contributions of $304.9 million. FBLC’s investment in SLF is classified as “Equity/Other” on the Consolidated Schedules of Investments, and other disclosures unless otherwise indicated. Subsequent to the initial contribution, FBLC may sell investments to SLF. For the nine months ended September 30, 2023 and the year ended December 31, 2022, FBLC had not sold any investments to SLF.
Below is a summary of SLF’s portfolio as of September 30, 2023 and December 31, 2022. A listing of the individual investments in SLF’s portfolio as of such dates can be found below:

	September 30, 2023	December 31, 2022
	(Unaudited)
Total assets	$989,028	$965,671
Total investments (1)	$892,451	$855,705
Weighted Average Current Yield for Total Portfolio (2)	10.9%	10.2%
Number of Portfolio companies in SLF	165	163
Largest portfolio company investment (1)	$19,650	$19,381
Total of five largest portfolio company investments (1)	$81,999	$86,158
_____________________
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
SLF may invest in portfolio companies in the same industries in which FBLC directly invests.
Below is a listing of SLF’s individual investments as of September 30, 2023:

September 30, 2023 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)

Senior Secured First Lien Debt
Accentcare, Inc. (b)	Healthcare	S+ 4.00% (9.68%)	6/22/2026	$9,853	$9,853	$8,572	2.3%
Acrisure, LLC (b)	Financials	S+ 3.50% (8.93%)	2/15/2027	19,957	19,652	19,650	5.3%
Adtalem Global Education, Inc. (f)	Education	S+ 4.00% (9.43%)	8/11/2028	692	692	690	0.2%
Adtalem Global Education, Inc. (f)	Education	5.50%	3/1/2028	1,042	1,042	960	0.3%
Advisor Group, Inc. (f)	Financials	S+ 4.50% (9.82%)	8/17/2028	5,532	5,478	5,524	1.5%
Alchemy US Holdco 1, LLC (b)	Industrials	S+ 7.32% (12.86%)	10/10/2025	15,555	15,518	15,345	4.2%
Allied Universal Holdco, LLC (b)	Business Services	S+ 4.75% (10.07%)	5/15/2028	5,000	4,860	4,919	1.3%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

September 30, 2023 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Altice Financing, SA (f)	Telecom	5.00%	1/15/2028	$2,000	$1,946	$1,710	0.5%
Altice France, SA (b) (e)	Telecom	S+ 5.50% (10.81%)	8/15/2028	12,510	11,884	11,294	3.1%
Alvogen Pharma US, Inc. (b)	Healthcare	S+ 7.50% (13.04%)	6/30/2025	11,416	11,371	10,389	2.8%
Amentum Government Services Holdings, LLC (f)	Industrials	S+ 4.00% (9.43%)	1/29/2027	1,955	1,947	1,936	0.5%
Amentum Government Services Holdings, LLC (b)	Industrials	S+ 4.00% (9.33%)	2/15/2029	4,937	4,879	4,860	1.3%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	S+ 4.75% (10.34%)	4/20/2028	7,900	7,843	8,129	2.2%
American Rock Salt Company, LLC (f)	Chemicals	S+ 4.00% (9.43%)	6/5/2028	4,692	4,692	4,333	1.2%
AP Gaming I, LLC (f)	Gaming/Lodging	S+ 4.00% (9.54%)	2/15/2029	7,355	7,248	7,324	2.0%
Apollo Commercial Real Estate Finance, Inc. (f)	Financials	4.63%	6/15/2029	3,000	3,000	2,275	0.6%
AppLovin Corp. (b)	Media/Entertainment	S+ 3.10% (8.42%)	10/23/2028	8,865	8,851	8,849	2.4%
Artera Services, LLC (f)	Utilities	S+ 3.50% (8.99%)	3/6/2025	2,444	2,437	2,280	0.6%
Ascend Learning, LLC (f)	Education	S+ 3.50% (8.92%)	12/11/2028	4,987	4,713	4,748	1.3%
Ascensus Holidngs, Inc. (b)	Business Services	S+ 3.50% (8.93%)	8/2/2028	7,644	7,639	7,554	2.0%
Astoria Energy, LLC (f)	Utilities	S+ 3.50% (8.93%)	12/6/2027	1,893	1,893	1,892	0.5%
Astro AB Merger Sub, Inc.	Financials	S+ 4.25% (9.79%)	4/30/2024	3,751	3,751	3,432	0.9%
Asurion, LLC (b)	Business Services	S+ 3.25% (8.68%)	12/23/2026	4,887	4,832	4,777	1.3%
Athenahealth Group, Inc. (b)	Healthcare	S+ 3.25% (8.57%)	2/15/2029	12,853	12,791	12,592	3.4%
Athletico Management, LLC (f)	Healthcare	S+ 4.25% (9.79%)	2/15/2029	4,938	4,918	4,117	1.1%
Avaya Holdings Corp.	Technology	S+ 8.50% (13.82%) 7.00% PIK	8/1/2028	2,527	2,479	2,224	0.6%
Bally's Corp. (b) (f)	Gaming/Lodging	S+ 3.25% (8.84%)	10/2/2028	4,987	4,942	4,880	1.3%
Blackstone CQP Holdco, LP (b)	Industrials	S+ 3.50% (8.99%)	6/5/2028	8,178	8,149	8,176	2.2%
BMC Software Finance, Inc. (b)	Technology	S+ 3.75% (9.18%)	10/2/2025	12,490	12,490	12,471	3.4%
Bomgar Corp.	Technology	S+ 4.00% (9.52%)	4/18/2025	3,818	3,824	3,804	1.0%
Cablevision Lightpath, LLC (f)	Telecom	3.88%	9/15/2027	2,000	1,946	1,681	0.5%
Cirque Du Soleil Holding USA Newco, Inc. (f)	Media/Entertainment	S+ 4.25% (9.64%)	3/8/2030	3,483	3,449	3,459	0.9%
CLP Health Services, Inc. (b)	Healthcare	S+ 4.25% (9.88%)	12/31/2026	12,686	12,652	12,227	3.3%
CNT Holdings I Corp. (f)	Consumer	S+ 3.50% (8.80%)	11/8/2027	3,413	3,412	3,398	0.9%
CommerceHub, Inc. (f)	Technology	S+ 4.00% (9.52%)	12/29/2027	9,468	9,469	9,131	2.5%
Community Care Health Network, LLC (b)	Healthcare	S+ 4.75% (10.18%)	2/17/2025	9,585	9,573	9,299	2.5%
Compass Power Generation, LLC (b)	Utilities	S+ 4.25% (9.68%)	4/16/2029	4,100	3,981	4,083	1.1%
Connect Finco SARL (f)	Telecom	S+ 3.50% (8.82%)	12/11/2026	7,404	7,419	7,243	2.0%
Connectwise, LLC (f)	Software/Services	S+ 3.50% (8.93%)	9/29/2028	6,877	6,864	6,757	1.8%
Conservice Midco, LLC (b)	Business Services	S+ 4.25% (9.72%)	5/13/2027	7,564	7,569	7,561	2.0%
Conterra Ultra Broadband, LLC (b)	Telecom	S+ 4.75% (10.17%)	4/30/2026	6,591	6,591	6,574	1.8%
Corelogic, Inc. (b)	Business Services	S+ 3.50% (8.93%)	6/2/2028	7,840	7,828	7,229	2.0%
Cushman & Wakefield US Borrower, LLC (f)	Financials	S+ 4.00% (9.32%)	1/31/2030	4,740	4,623	4,693	1.3%
Directv Financing, LLC (b)	Media/Entertainment	S+ 5.00% (10.43%)	8/2/2027	4,100	4,065	4,002	1.1%
Dish Dbs Corp. (f)	Cable	5.25%	12/1/2026	700	700	595	0.2%
Dish Dbs Corp. (f)	Cable	5.75%	12/1/2028	1,000	1,000	769	0.2%
Division Holding Corp. (b)	Business Services	S+ 4.75% (10.18%)	5/26/2028	8,586	8,585	8,521	2.3%
Dynasty Acquisition Co., Inc. (e)	Industrials	S+ 4.00% (9.32%)	8/24/2028	2,382	2,377	2,375	0.6%
Dynasty Acquisition Co., Inc. (e)	Industrials	S+ 4.00% (9.32%)	8/24/2028	5,558	5,545	5,542	1.5%
Edgewater Generation, LLC (b)	Utilities	S+ 3.75% (9.18%)	12/15/2025	5,000	4,849	4,851	1.3%
Entain Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	S+ 3.50% (8.99%)	10/31/2029	505	500	504	0.1%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

September 30, 2023 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Flex Acquisition Company, Inc. (f)	Paper & Packaging	S+ 4.18% (9.59%)	4/13/2029	$2,469	$2,413	$2,432	0.7%
Florida Food Products, LLC (f)	Food & Beverage	S+ 5.00% (10.43%)	10/18/2028	7,880	7,788	7,388	2.0%
Foley Products Co., LLC (b)	Industrials	S+ 4.75% (10.29%)	12/29/2028	2,789	2,764	2,774	0.8%
Frontier Communications Corp. (f)	Telecom	5.00%	5/1/2028	1,240	1,287	1,060	0.3%
Frontier Communications Corp. (b)	Telecom	S+ 3.75% (9.18%)	10/8/2027	12,967	12,954	12,569	3.4%
Galaxy US OpCo, Inc. (b) (f)	Software/Services	S+ 4.75% (10.07%)	4/30/2029	5,854	5,322	5,568	1.5%
Geon Performance Solutions, LLC (b)	Chemicals	S+ 4.75% (10.40%)	8/18/2028	4,623	4,596	4,548	1.2%
GIP Pilot Acquisition Partners, LP (b)	Energy	S+ 3.00% (8.33%)	9/19/2030	1,250	1,244	1,245	0.3%
Gordian Medical, Inc. (b)	Healthcare	S+ 6.25% (12.15%)	1/31/2027	10,866	10,817	7,661	2.1%
Greeneden U.S. Holdings I, LLC (b)	Software/Services	S+ 4.00% (9.43%)	12/1/2027	4,853	4,775	4,853	1.3%
GTCR W Merger Sub, LLC (b)	Financials	S+ 3.00% (8.33%)	9/20/2030	2,500	2,488	2,498	0.7%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	S+ 2.50% (7.99%)	3/29/2027	4,888	4,885	4,874	1.3%
HAH Group Holding Company, LLC (b)	Healthcare	S+ 5.00% (10.42%)	10/29/2027	724	724	724	0.2%
HAH Group Holding Company, LLC (b)	Healthcare	S+ 5.00% (10.42%)	10/29/2027	5,724	5,660	5,724	1.5%
Hamilton Projects Acquiror, LLC (f)	Utilities	S+ 4.50% (9.93%)	6/17/2027	4,658	4,642	4,632	1.3%
Hertz Corp. (b) (f)	Transportation	S+ 3.25% (8.68%)	6/30/2028	4,112	4,100	4,106	1.1%
Hertz Corp. (b) (f)	Transportation	S+ 3.25% (8.68%)	6/30/2028	793	791	792	0.2%
HireRight, Inc. (b)	Business Services	S+ 4.00% (9.32%)	9/20/2030	5,146	5,069	5,094	1.4%
Hudson River Trading, LLC (b)	Financials	S+ 3.00% (8.63%)	3/20/2028	5,351	5,298	5,312	1.4%
ICP Industrial, Inc. (f)	Chemicals	S+ 3.75% (9.40%)	12/29/2027	6,110	6,102	5,029	1.4%
IDERA, Inc. (f)	Technology	S+ 3.75% (9.27%)	3/2/2028	6,860	6,863	6,798	1.8%
IMA Financial Group, Inc. (b)	Financials	S+ 4.25% (9.67%)	11/1/2028	1,855	1,810	1,848	0.5%
Ineos US Finance, LLC (f)	Chemicals	S+ 2.50% (7.92%)	11/8/2028	3,940	3,936	3,897	1.1%
Intelsat Jackson Holdings, SA (b)	Telecom	S+ 4.25% (9.77%)	2/1/2029	7,904	7,825	7,879	2.1%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	S+ 4.75% (10.18%)	10/4/2028	3,927	3,912	3,807	1.0%
Jane Street Group, LLC (f)	Financials	4.50%	11/15/2029	7,000	6,640	6,001	1.6%
Jump Financial, LLC (b)	Financials	S+ 4.50% (10.15%)	8/7/2028	7,362	7,266	6,976	1.9%
Kingpin Intermediate Holdings, LLC (f)	Consumer	S+ 3.50% (8.82%)	2/8/2028	2,110	2,075	2,098	0.6%
Kissner Milling Co., Ltd. (f)	Industrials	4.88%	5/1/2028	2,000	1,937	1,762	0.5%
Kuehg Corp. (f)	Education	S+ 5.00% (10.39%)	6/12/2030	5,000	4,750	5,002	1.4%
LABL, Inc. (b)	Paper & Packaging	S+ 5.00% (10.42%)	10/30/2028	3,930	3,884	3,914	1.1%
LifePoint Health, Inc. (f)	Healthcare	4.38%	2/15/2027	2,000	2,000	1,720	0.5%
LifePoint Health, Inc. (b)	Healthcare	S+ 3.75% (9.38%)	11/17/2025	4,872	4,883	4,856	1.3%
Lightstone Holdco, LLC (f)	Utilities	S+ 5.75% (11.07%)	1/29/2027	534	484	496	0.1%
Lightstone Holdco, LLC (f)	Utilities	S+ 5.75% (11.07%)	1/29/2027	9,438	8,555	8,774	2.4%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	S+ 4.75% (10.26%)	3/20/2028	10,036	9,997	10,036	2.7%
Luxembourg Investment Co., 428 SARL (b)	Chemicals	S+ 5.00% (10.54%)	1/3/2029	3,686	3,658	2,669	0.7%
Madison IAQ, LLC (f)	Industrials	4.13%	6/30/2028	2,000	1,987	1,728	0.5%
Medallion Midland Acquisition, LP (f)	Energy	S+ 3.75% (9.40%)	10/18/2028	5,530	5,506	5,530	1.5%
MH Sub I, LLC (b)	Business Services	S+ 4.25% (9.57%)	5/3/2028	4,988	4,869	4,818	1.3%
Michael Baker International, LLC (b)	Industrials	S+ 5.00% (10.43%)	12/1/2028	3,276	3,251	3,251	0.9%
MPH Acquisition Holdings, LLC (f)	Healthcare	5.50%	9/1/2028	2,000	1,992	1,700	0.5%
MPH Acquisition Holdings, LLC (b)	Healthcare	S+ 4.25% (9.92%)	9/1/2028	4,900	4,827	4,602	1.2%
MYOB US Borrower, LLC (f)	Business Services	S+ 4.00% (9.32%)	5/6/2026	5,369	5,361	5,288	1.4%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

September 30, 2023 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
National Mentor Holdings, Inc. (f)	Healthcare	S+ 3.75% (9.24%)	3/2/2028	$179	$179	$159	0.0%
National Mentor Holdings, Inc. (b) (f)	Healthcare	S+ 3.75% (9.18%)	3/2/2028	5,403	5,381	4,798	1.3%
Nexus Buyer, LLC (f)	Business Services	S+ 3.75% (9.17%)	11/9/2026	8,463	8,268	8,332	2.3%
Nouryon Finance B.V. (e) (f)	Chemicals	S+ 4.00% (9.43%)	4/3/2028	4,591	4,557	4,526	1.2%
Novae, LLC (f)	Industrials	S+ 5.00% (10.34%)	12/22/2028	4,925	4,897	4,519	1.2%
Omnia Partners, LLC (f)	Business Services	S+ 4.25% (9.60% )	7/25/2030	3,748	3,711	3,749	1.0%
Ontario Gaming GTA, LP	Gaming/Lodging	S+ 4.25% (9.64%)	8/1/2030	563	557	563	0.2%
Pathway Vet Alliance, LLC (b)	Healthcare	S+ 3.75% (9.18%)	3/31/2027	2,947	2,953	2,748	0.7%
Paysafe Finance, PLC (f)	Software/Services	4.00%	6/15/2029	400	400	330	0.1%
Peraton Corp. (b)	Industrials	S+ 3.75% (9.17%)	2/1/2028	4,973	4,940	4,957	1.3%
PG&E Corp. (f)	Utilities	S+ 3.00% (8.43%)	6/23/2025	10,508	10,527	10,501	2.8%
Polaris Newco, LLC (f)	Business Services	S+ 4.00% (9.43%)	6/2/2028	4,987	4,784	4,768	1.3%
Power Stop, LLC (f)	Transportation	S+ 4.75% (10.17%)	1/26/2029	3,526	3,496	2,919	0.8%
Project Accelerate Parent, LLC (e)	Technology	S+ 4.25% (9.88%)	1/2/2025	15,817	15,688	15,817	4.3%
Proofpoint, Inc. (b)	Software/Services	S+ 3.25% (8.68%)	8/31/2028	6,389	6,346	6,329	1.7%
Protective Industrial Products, Inc. (b)	Industrials	S+ 4.00% (9.43%)	12/29/2027	8,966	8,931	8,495	2.3%
Pug, LLC (f)	Technology	S+ 3.50% (8.93%)	2/12/2027	4,873	4,792	4,588	1.2%
Quikrete Holdings, Inc. (f)	Industrials	S+ 2.75% (8.18%)	3/19/2029	7,880	7,880	7,876	2.1%
Renaissance Holding Corp. (f)	Software/Services	S+ 4.75% (10.07%)	4/8/2030	2,000	1,998	1,982	0.5%
Roper Industrial Products Investment Co., LLC (f)	Industrials	S+ 4.50% (9.89%)	11/22/2029	5,572	5,389	5,580	1.5%
RXB Holdings, Inc. (f)	Healthcare	S+ 4.50% (9.95%)	12/20/2027	10,026	10,047	9,875	2.7%
S&S Holdings, LLC (f)	Consumer	S+ 5.00% (10.41%)	3/13/2028	6,825	6,675	6,508	1.8%
Safe Fleet Holdings, LLC (b)	Industrials	S+ 3.75% (9.17%)	2/23/2029	7,388	7,351	7,382	2.0%
Safety Products/JHC Acquisition Corp. (b)	Industrials	S+ 4.50% (9.92%)	6/28/2026	922	884	903	0.2%
Safety Products/JHC Acquisition Corp. (b) (f)	Industrials	S+ 4.50% (9.92%)	6/28/2026	17,049	16,524	16,655	4.5%
Schenectady International Group, Inc. (b)	Chemicals	S+ 4.75% (9.82%)	10/15/2025	14,721	14,695	11,758	3.2%
SCIH Salt Holdings, Inc. (f)	Industrials	S+ 4.00% (9.63%)	3/16/2027	2,219	2,205	2,203	0.6%
Sierra Enterprises, LLC (b)	Food & Beverage	S+ 6.75% (12.12%)	5/10/2027	5,018	4,929	4,065	1.1%
Sotera Health Holdings, LLC (f)	Healthcare	S+ 3.75% (9.07%)	12/14/2026	4,229	4,116	4,229	1.1%
SSH Group Holdings, Inc. (e)	Education	S+ 4.00% (9.32%)	7/30/2025	10,328	10,302	10,319	2.8%
Staples, Inc. (b)	Business Services	S+ 5.00% (10.63%)	4/16/2026	4,860	4,826	4,160	1.1%
Team Health Holdings, Inc. (e) (f)	Healthcare	S+ 5.25% (10.57%)	3/2/2027	5,387	4,749	4,067	1.1%
Tecta America Corp. (f)	Industrials	S+ 4.00% (9.43%)	4/10/2028	8,885	8,867	8,857	2.4%
Traverse Midstream Partners, LLC (b)	Energy	S+ 3.75% (9.22%)	2/16/2028	13,054	13,041	13,017	3.5%
Triton Water Holdings, Inc. (f)	Food & Beverage	S+ 3.25% (8.90%)	3/31/2028	7,331	7,320	7,136	1.9%
Truck Hero, Inc. (f)	Transportation	S+ 5.00% (10.32%)	1/31/2028	1,500	1,463	1,463	0.4%
Truck Hero, Inc. (f)	Transportation	S+ 3.75% (9.18%)	1/31/2028	1,463	1,460	1,394	0.4%
UKG, Inc. (f)	Technology	S+ 4.50% (10.02%)	5/4/2026	3,585	3,500	3,588	1.0%
Ultimate Software Group, Inc. (f)	Technology	S+ 3.75% (9.22%)	5/4/2026	1,194	1,173	1,192	0.3%
United Airlines, Inc. (f)	Transportation	S+ 3.75% (9.18%)	4/21/2028	2,967	2,958	2,968	0.8%
United Airlines, Inc. (f)	Transportation	4.63%	4/15/2029	500	446	430	0.1%
University Support Services, LLC (f)	Education	S+ 3.25% (8.67%)	2/12/2029	4,913	4,897	4,861	1.4%
Urban One, Inc. (f)	Media/Entertainment	7.38%	2/1/2028	5,000	5,122	4,288	1.2%
Venga Finance SARL (b)	Telecom	S+ 4.75% (10.43%)	6/28/2029	3,960	3,852	3,920	1.1%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

September 30, 2023 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Vyaire Medical, Inc. (f)	Healthcare	S+ 4.75% (10.41%)	4/16/2025	$7,296	$6,695	$5,196	1.4%
WaterBridge Midstream Operating, LLC (b)	Energy	S+ 5.75% (11.36%)	6/19/2026	13,044	12,395	13,047	3.5%
Watlow Electric Manufacturing, Co. (b)	Industrials	S+ 3.75% (9.38%)	3/2/2028	7,481	7,455	7,419	2.0%
WCG Purchaser Corp. (f)	Healthcare	S+ 4.00% (9.43%)	1/8/2027	4,987	4,939	4,925	1.3%
Western Dental Services, Inc. (f)	Healthcare	S+ 4.50% (10.18%)	8/18/2028	8,916	8,910	7,266	2.0%
Western Dental Services, Inc. (f)	Healthcare	S+ 4.50% (10.18%)	8/18/2028	910	910	742	0.2%
Wilsonart, LLC (b)	Consumer	S+ 3.25% (8.74%)	12/31/2026	7,319	7,316	7,291	2.0%
Windsor Holdings III, LLC (f)	Chemicals	S+ 4.50% (9.83%)	8/1/2030	3,319	3,253	3,302	0.9%
WMG Acquisition Corp.	Media/Entertainment	3.00%	2/15/2031	500	402	393	0.1%
WWEX UNI TopCo Holdings, LLC (b)	Transportation	S+ 4.00% (9.65%)	7/26/2028	1,206	1,171	1,185	0.3%
YI, LLC (e)	Healthcare	S+ 4.00% (9.42%)	11/7/2024	5,825	5,696	5,825	1.6%
Zayo Group Holdings, Inc. (f)	Telecom	S+ 3.00% (8.43%)	3/9/2027	6,500	5,500	5,293	1.4%
Subtotal Senior Secured First Lien Debt					$822,316	$795,191	215.1%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC (b)	Chemicals	S+ 7.25% (12.68%)	6/11/2029	$1,942	$1,923	$1,724	0.5%
Asurion, LLC (b) (f)	Business Services	S+ 5.25% (10.68%)	1/31/2028	9,632	9,393	8,650	2.4%
Edelman Financial Center, LLC (b) (e)	Financials	S+ 6.75% (12.18%)	7/20/2026	7,972	7,815	7,942	2.1%
IDERA, Inc. (b) (e)	Technology	S+ 6.75% (12.27%)	3/2/2029	1,545	1,406	1,435	0.4%
Subtotal Senior Secured Second Lien Debt					$20,537	$19,751	5.4%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Diversified Investment Vehicles	S+ 6.90% (12.51%)	4/22/2034	$1,410	$1,296	$1,092	0.3%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	S+ 7.50% (13.09%)	3/9/2034	1,224	1,140	920	0.2%
Carlyle GMS CLO, 16-3A FRR	Diversified Investment Vehicles	S+ 8.60% (14.19%)	7/20/2034	2,100	1,994	1,642	0.4%
Covenant Credit Partners CLO, Ltd. 17 1A E	Diversified Investment Vehicles	S+ 6.45% (12.02%)	10/15/2029	2,500	2,315	2,192	0.6%
Eaton Vance CDO, Ltd. 15-1A FR	Diversified Investment Vehicles	S+ 7.97% (13.56%)	1/20/2030	2,000	1,777	1,551	0.4%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	S+ 7.65% (13.28%)	8/15/2032	2,000	1,966	1,842	0.5%
Fortress Credit BSL, Ltd. 22-1A E	Diversified Investment Vehicles	S+ 8.15% (13.50%)	10/23/2034	1,000	982	921	0.2%
Great Lakes CLO, Ltd. 21-6A E	Diversified Investment Vehicles	S+ 8.03% (13.60%)	1/15/2034	5,150	4,964	4,495	1.2%
Greywolf CLO, Ltd. 20-3RA ER	Diversified Investment Vehicles	S+ 9.00% (14.35%)	4/15/2033	1,000	884	815	0.2%
Hayfin Kingsland XI, Ltd. 19-2A ER	Diversified Investment Vehicles	S+ 7.72% (13.31%)	10/20/2034	2,500	2,433	2,330	0.6%
Highbridge Loan Management, Ltd. 11A-17 E	Diversified Investment Vehicles	S+ 6.10% (11.73%)	5/6/2030	3,000	2,738	2,437	0.7%
Jamestown CLO, Ltd. 22-18A E	Diversified Investment Vehicles	S+ 7.87% (13.22%)	7/25/2035	3,000	2,743	2,821	0.8%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

September 30, 2023 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	S+ 8.50% (14.07%)	1/18/2032	$2,000	$1,905	$1,569	0.4%
LCM, Ltd. Partnership 16A ER2	Diversified Investment Vehicles	S+ 6.38% (11.95%)	10/15/2031	2,500	2,308	2,089	0.6%
Marble Point CLO, Ltd. 20-1A E	Diversified Investment Vehicles	S+ 6.82% (12.41%)	4/20/2033	4,500	4,412	3,950	1.1%
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D	Diversified Investment Vehicles	S+ 7.48% (13.07%)	10/20/2034	3,000	2,866	2,685	0.7%
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	S+ 7.64% (13.30%)	6/20/2034	3,000	2,927	2,641	0.7%
Ocean Trails CLO 22-12A E	Diversified Investment Vehicles	S+ 8.11% (13.44%)	7/20/2035	3,460	3,197	3,246	1.0%
OCP CLO, Ltd. 14-5A DR	Diversified Investment Vehicles	S+ 5.70% (11.31%)	4/26/2031	2,200	2,095	1,829	0.5%
OZLM, Ltd. 16-15A DR	Diversified Investment Vehicles	S+ 6.75% (12.34%)	4/20/2033	2,000	1,914	1,613	0.4%
Palmer Square CLO, Ltd. 21-4A F	Diversified Investment Vehicles	S+ 7.66% (13.23%)	10/15/2034	1,500	1,432	1,250	0.3%
Regatta II Funding, LP 13-2A DR2	Diversified Investment Vehicles	S+ 6.95% (12.52%)	1/15/2029	2,000	1,938	1,906	0.5%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	S+ 8.12% (13.76%)	2/20/2033	1,455	1,442	1,290	0.3%
Sculptor CLO, Ltd. 27A E	Diversified Investment Vehicles	S+ 7.05% (12.64%)	7/20/2034	1,500	1,461	1,342	0.4%
Sound Point CLO, Ltd. 17-1A E	Diversified Investment Vehicles	S+ 5.96% (11.57%)	1/23/2029	4,000	3,671	3,223	0.9%
Sound Point CLO, Ltd. 17-2A E	Diversified Investment Vehicles	S+ 6.10% (11.71%)	7/25/2030	2,400	2,115	1,701	0.5%
Sound Point CLO, Ltd. 18-3A D	Diversified Investment Vehicles	S+ 5.79% (11.40%)	10/26/2031	1,000	912	723	0.3%
Symphony CLO, Ltd. 2012-9A ER2	Diversified Investment Vehicles	S+ 6.95% (12.52%)	7/16/2032	3,000	2,796	2,587	0.7%
Trimaran CAVU 2021-2A, Ltd. 21-2A E	Diversified Investment Vehicles	S+ 7.20% (12.81%)	10/25/2034	3,000	2,948	2,678	0.7%
Trysail CLO, Ltd. 21-1A E	Diversified Investment Vehicles	S+ 7.38% (12.97%)	7/20/2032	1,500	1,451	1,370	0.4%
Venture CDO, Ltd. 16-23A ER2	Diversified Investment Vehicles	S+ 7.55% (13.13%)	7/19/2034	3,000	2,920	2,542	0.7%
Venture CDO, Ltd. 16-25A E	Diversified Investment Vehicles	S+ 7.20% (12.79%)	4/20/2029	2,000	1,954	1,652	0.4%
Venture CDO, Ltd. 20-39A E	Diversified Investment Vehicles	S+ 7.63% (13.20%)	4/15/2033	4,995	4,963	4,513	1.2%
Venture CLO 43, Ltd. 21-43A E	Diversified Investment Vehicles	S+ 7.15% (12.72%)	4/15/2034	3,000	2,921	2,548	0.7%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	S+ 7.87% (13.44%)	1/15/2031	3,000	2,558	1,873	0.5%
Zais CLO 13, Ltd. 19-13A D1	Diversified Investment Vehicles	S+ 4.52% (10.09%)	7/15/2032	3,000	2,756	2,735	0.7%
Subtotal Collateralized Securities					$85,094	$76,613	20.7%

Equity/Other
Avaya Holdings Corp.	Technology			88	$1,244	$749	0.2%
Avaya Holdings Corp.	Technology			17	244	147	0.0%
Subtotal Equity/Other					$1,488	$896	0.2%

TOTAL INVESTMENTS					$929,435	$892,451	241.4%
______________

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

(a)The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, SLF has provided the spread over the relevant reference rate and the current interest rate in effect at September 30, 2023. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b)SLF's investment or a portion thereof is pledged as collateral under the BAML Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)Percentages are based on SLF members' capital as of September 30, 2023.
(d)SLF has various unfunded commitments to portfolio companies.
(e)SLF's investment or a portion thereof is held through a total return swap agreement with J.P. Morgan.
(f)SLF's investment or a portion thereof is pledged as collateral under the CIBC Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
SLF had $0.4 million of unfunded commitments on delayed draw term loans as of September 30, 2023.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

December 31, 2022
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Bella Holding Company, LLC (f)	Healthcare	L+ 3.75% (7.82%)	5/10/2028	$2,951	$2,927	$2,779	0.8%
Blackstone CQP Holdco, LP (b)	Industrials	L+ 3.75% (8.48%)	6/5/2028	7,887	7,857	7,840	2.3%
BMC Software Finance, Inc. (b)	Technology	L+ 3.75% (8.13%)	10/2/2025	12,601	12,621	12,044	3.6%
Bomgar Corp. (f)	Technology	L+ 4.00% (8.38%)	4/18/2025	3,848	3,857	3,721	1.1%
Cablevision Lightpath, LLC	Telecom	3.88%	9/15/2027	2,000	1,936	1,661	0.5%
CDK Global, Inc. (f)	Software/Services	S+ 4.50% (9.08%)	7/6/2029	2,625	2,551	2,598	0.9%
CLP Health Services, Inc. (b)	Healthcare	L+ 4.25% (7.13%)	12/31/2026	12,784	12,744	11,997	3.6%
Cnt Holdings I Corp. (f)	Consumer	S+ 3.50% (7.24%)	11/8/2027	3,439	3,439	3,301	1.0%
CommerceHub, Inc. (f)	Technology	L+ 4.00% (7.67%)	12/29/2027	9,541	9,551	8,726	2.6%
Community Care Health Network, LLC (b)	Healthcare	L+ 4.75% (9.13%)	2/17/2025	9,661	9,641	8,211	2.4%
Compass Power Generation, LLC (b)	Utilities	S+ 4.25% (8.69%)	4/14/2029	4,511	4,384	4,466	1.3%
Connect Finco SARL (f)	Telecom	L+ 3.50% (7.58%)	12/11/2026	7,461	7,479	7,365	2.2%
Connectwise, LLC (f)	Software/Services	L+ 3.50% (7.88%)	9/29/2028	6,930	6,923	6,568	2.0%
Conservice Midco, LLC (b)	Business Services	L+ 4.25% (8.63%)	5/13/2027	7,622	7,630	7,514	2.2%
Conterra Ultra Broadband, LLC (b)	Telecom	S+ 4.75% (9.18%)	4/30/2026	6,642	6,642	6,642	2.0%
Corelogic, Inc. (b)	Business Services	L+ 3.50% (7.94%)	6/2/2028	7,900	7,887	6,567	2.0%
Directv Financing, LLC (b)	Media/Entertainment	L+ 5.00% (9.38%)	8/2/2027	4,437	4,400	4,311	1.3%
Dish Dbs Corp.	Cable	5.25%	12/1/2026	700	700	589	0.2%
Dish Dbs Corp.	Cable	5.75%	12/1/2028	1,000	1,000	797	0.2%
Division Holding Corp. (b)	Business Services	L+ 4.75% (9.13%)	5/27/2028	8,651	8,657	8,424	2.5%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+ 3.50% (7.92%)	4/6/2026	5,199	4,990	4,946	1.5%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+ 3.50% (7.92%)	4/6/2026	2,795	2,683	2,659	0.8%
Echo Global Logistics, Inc. (b)	Transportation	L+ 3.50% (7.57%)	11/23/2028	3,305	3,298	3,096	0.9%
Edelman Financial Services, LLC (b)	Financials	L+ 3.50% (7.88%)	4/7/2028	1,980	1,944	1,843	0.5%
Edgewater Generation, LLC (b)	Utilities	L+ 3.75% (8.13%)	12/13/2025	2,374	2,363	2,245	0.7%
Flex Acquisition Company, Inc. (f)	Paper & Packaging	S+ 3.93% (8.60%)	4/13/2029	2,488	2,430	2,364	0.7%
Florida Food Products, LLC (f)	Food & Beverage	L+ 5.00% (9.38%)	10/18/2028	7,940	7,835	7,503	2.2%
Foley Products Co, LLC (b)	Industrials	S+ 4.75% (9.48%)	12/29/2028	3,175	3,146	3,062	0.9%
Frontier Communications Corp.	Telecom	5.00%	5/1/2028	1,240	1,294	1,079	0.3%
Frontier Communications Corp. (b)	Telecom	L+ 3.75% (8.50%)	5/1/2028	19,229	19,215	18,302	5.5%
Geon Performance Solutions, LLC (b)	Chemicals	L+ 4.50% (9.23%)	8/18/2028	4,658	4,627	4,658	1.4%
Gordian Medical, Inc. (b)	Healthcare	L+ 6.25%(10.98%)	1/31/2027	10,949	10,890	10,084	3.0%
Greeneden U.S. Holdings I, LLC (b)	Software/Services	L+ 4.00% (8.38%)	12/1/2027	4,890	4,801	4,685	1.4%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	L+ 2.50% (7.23%)	3/29/2027	4,925	4,920	4,887	1.5%
HAH Group Holding Company, LLC (b)	Healthcare	S+ 5.00% (9.43%)	10/29/2027	5,768	5,700	5,667	1.7%
HAH Group Holding Company, LLC (b)	Healthcare	S+ 5.00% (9.43%)	10/29/2027	730	730	717	0.2%
Hamilton Projects Acquiror, LLC (f)	Utilities	L+ 4.50% (9.23%)	6/17/2027	5,092	5,074	5,005	1.5%
Heartland Dental, LLC (e)	Healthcare	L+ 3.75% (8.13%)	4/30/2025	4,111	3,792	3,790	1.1%
Hertz Corp. (b) (f)	Transportation	L+ 3.25% (7.63%)	6/30/2028	4,143	4,130	4,053	1.2%
Hertz Corp. (b) (f)	Transportation	L+ 3.25% (7.63%)	6/30/2028	793	791	776	0.2%
HireRight, Inc. (f)	Business Services	L+ 3.75% (7.82%)	7/11/2025	5,177	5,158	4,972	1.5%
Hudson River Trading, LLC (b)	Financials	S+ 3.00% (7.44%)	3/20/2028	5,392	5,331	5,090	1.5%
ICP Industrial, Inc. (f)	Chemicals	L+ 3.75% (8.48%)	12/29/2027	6,905	6,897	4,964	1.5%
IDERA, Inc. (f)	Technology	L+ 3.75% (7.50%)	3/2/2028	6,912	6,921	6,498	1.9%
Ineos Us Finance, LLC (f)	Chemicals	S+ 2.50% (6.92%)	11/8/2028	3,970	3,966	3,819	1.1%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

December 31, 2022
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Intelsat Jackson Holdings, SA (b)	Telecom	S+ 4.25% (7.45%)	2/1/2029	$8,543	$8,462	$8,232	2.5%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	L+ 4.75% (8.82%)	10/4/2028	3,959	3,942	3,838	1.1%
Jane Street Group, LLC	Financials	4.50%	11/15/2029	5,000	4,864	4,340	1.3%
Jump Financial, LLC (b)	Financials	S+ 4.50% (9.34%)	8/7/2028	7,419	7,298	7,029	2.1%
Kissner Milling Co., Ltd.	Industrials	4.88%	5/1/2028	2,000	1,928	1,718	0.5%
LABL, Inc. (b)	Paper & Packaging	L+ 5.00% (9.07%)	10/29/2028	3,960	3,908	3,748	1.1%
Lightstone Holdco, LLC (f)	Utilities	S+ 5.75% (10.07%)	2/1/2027	7,113	6,351	6,494	1.9%
Lightstone Holdco, LLC (f)	Utilities	S+ 5.75% (10.07%)	2/1/2027	402	359	367	0.2%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	L+ 4.75% (8.92%)	3/20/2028	10,113	10,071	9,557	2.8%
Luxembourg Investment Co., 428 SARL (b)	Chemicals	S+ 5.00% (9.73%)	1/3/2029	3,686	3,654	3,296	1.0%
Madison IAQ, LLC	Industrials	4.13%	6/30/2028	2,000	1,985	1,661	0.5%
Medallion Midland Acquisition, LP (f)	Energy	S+ 3.75% (8.59%)	10/18/2028	5,572	5,544	5,511	1.6%
MH Sub I, LLC (f)	Business Services	L+ 3.75% (8.13%)	9/13/2024	8,553	8,549	8,300	2.5%
Michael Baker International, LLC (b)	Industrials	L+ 5.00% (9.38%)	12/1/2028	3,301	3,272	3,208	1.0%
Monitronics International, Inc. (b)	Business Services	L+ 7.50% (11.92%)	3/29/2024	5,452	5,336	3,593	1.1%
MPH Acquisition Holdings, LLC	Healthcare	5.50%	9/1/2028	2,000	1,991	1,560	0.5%
MPH Acquisition Holdings, LLC (b)	Healthcare	L+ 4.25% (8.99%)	9/1/2028	4,938	4,857	4,197	1.3%
MYOB US Borrower, LLC (f)	Business Services	L+ 4.00% (8.07%)	5/6/2026	5,411	5,400	5,036	1.5%
Naked Juice, LLC (f)	Food & Beverage	S+ 3.25% (7.93%)	1/24/2029	1,423	1,420	1,269	0.4%
National Mentor Holdings, Inc. (f)	Healthcare	L+ 3.75% (8.48%)	3/2/2028	179	178	125	0.0%
National Mentor Holdings, Inc. (b) (f)	Healthcare	L+ 3.75% (8.48%)	3/2/2028	5,445	5,422	3,790	1.1%
Nexus Buyer, LLC (f)	Business Services	L+ 3.75% (8.13%)	11/9/2026	4,443	4,442	4,248	1.3%
Nouryon Finance B.V. (e)	Chemicals	L+ 2.75% (7.17%)	10/1/2025	2,319	2,257	2,283	0.7%
Novae, LLC (f)	Industrials	S+ 5.00% (9.70%)	12/22/2028	4,963	4,928	4,069	1.2%
Pathway Vet Alliance, LLC (b)	Healthcare	L+ 3.75% (8.13%)	3/31/2027	2,970	2,976	2,456	0.7%
Paysafe Finance, PLC	Software/Services	4.00%	6/15/2029	400	400	308	0.1%
Peraton Corp. (b)	Industrials	L+ 3.75% (8.13%)	2/1/2028	2,916	2,886	2,842	0.8%
PG&E Corp. (f)	Utilities	L+ 3.00% (7.44%)	6/23/2025	10,589	10,616	10,493	3.1%
Polaris Newco, LLC (f)	Business Services	L+ 4.00% (7.67%)	6/2/2028	1,980	1,931	1,802	0.5%
Power Stop, LLC (f)	Transportation	L+ 4.75% (9.49%)	1/26/2029	3,553	3,520	2,653	0.8%
Project Accelerate Parent, LLC (e)	Technology	L+ 4.25% (8.63%)	1/2/2025	15,942	14,823	14,906	4.4%
Proofpoint, Inc. (b)	Software/Services	L+ 3.25% (7.99%)	8/31/2028	6,437	6,395	6,176	1.8%
Protective Industrial Products, Inc. (b)	Industrials	L+ 4.00% (8.38%)	12/29/2027	9,035	8,999	8,880	2.6%
Pug, LLC (f)	Technology	L+ 3.50% (7.88%)	2/12/2027	4,911	4,814	4,044	1.2%
Quikrete Holdings, Inc. (f)	Industrials	L+ 3.00% (7.38%)	6/11/2028	7,940	7,901	7,868	2.3%
Regionalcare Hospital Partners Holdings, Inc.	Healthcare	4.38%	2/15/2027	2,000	2,000	1,696	0.5%
Regionalcare Hospital Partners Holdings, Inc. (b)	Healthcare	L+ 3.75% (8.17%)	11/16/2025	5,195	5,210	4,886	1.5%
Renaissance Learning, Inc. (f)	Software/Services	S+ 4.50% (8.72%)	3/30/2029	1,990	1,935	1,908	0.7%
RXB Holdings, Inc. (f)	Healthcare	L+ 4.50% (8.72%)	12/20/2027	10,103	10,134	9,446	2.8%
S&S Holdings, LLC (f)	Consumer	L+ 5.00% (9.29%)	3/11/2028	6,878	6,715	6,578	2.0%
Safe Fleet Holdings, LLC (b)	Industrials	S+ 3.75% (8.17%)	2/23/2029	7,444	7,407	7,179	2.1%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+ 4.50% (8.88%)	6/28/2026	17,182	16,536	16,323	4.9%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+ 4.50% (8.88%)	6/28/2026	929	888	882	0.3%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

December 31, 2022
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Schenectady International Group, Inc. (b)	Chemicals	S+ 4.75% (9.02%)	10/15/2025	$19,721	$19,631	$15,836	4.7%
SCIH Salt Holdings, Inc. (f)	Industrials	L+ 4.00% (8.42%)	3/16/2027	3,690	3,667	3,578	1.1%
SFR Group, SA (b) (e)	Telecom	L+ 4.00% (8.65%)	8/14/2026	12,574	12,380	11,668	3.5%
Sierra Acquisition, Inc. (b)	Food & Beverage	L+ 4.00% (8.42%)	11/11/2024	4,851	4,724	3,711	1.1%
Sophia, LP (f)	Software/Services	L+ 3.50% (8.23%)	10/7/2027	2,973	2,976	2,864	0.9%
SSH Group Holdings, Inc. (e)	Education	L+ 4.25% (8.73%)	7/30/2025	10,409	10,130	10,140	3.0%
Staples, Inc. (b)	Business Services	L+ 5.00% (7.78%)	4/16/2026	4,898	4,856	4,520	1.3%
Team Health Holdings, Inc. (e) (f)	Healthcare	S+ 5.25% (9.57%)	3/2/2027	5,433	4,603	4,061	1.2%
Tecta America Corp. (f)	Industrials	S+ 4.25% (8.69%)	4/10/2028	8,954	8,931	8,573	2.6%
Tenet Healthcare Corp.	Healthcare	4.25%	6/1/2029	2,000	1,707	1,731	0.5%
The Dun & Bradstreet Corp. (f)	Business Services	L+ 3.25% (7.64%)	2/6/2026	4,683	4,699	4,632	1.4%
Traverse Midstream Partners, LLC (b)	Energy	S+ 4.25% (8.80%)	9/27/2024	13,421	13,405	13,375	4.0%
Triton Water Holdings, Inc. (f)	Food & Beverage	L+ 3.50% (8.23%)	3/31/2028	7,387	7,373	6,845	2.0%
Truck Hero, Inc. (f)	Transportation	L+ 3.75% (8.13%)	1/31/2028	1,474	1,471	1,258	0.4%
United Airlines, Inc.	Transportation	4.63%	4/15/2029	500	440	435	0.1%
United Airlines, Inc. (f)	Transportation	L+ 3.75% (8.11%)	4/21/2028	3,756	3,745	3,702	1.1%
University Support Services, LLC (f)	Education	L+ 3.25% (7.63%)	2/10/2029	4,950	4,933	4,805	1.4%
Urban One, Inc.	Media/Entertainment	7.38%	2/1/2028	5,000	5,140	4,227	1.3%
Venga Finance Sarl (b)	Telecom	L+ 4.75% (9.49%)	6/28/2029	3,990	3,878	3,798	1.1%
Veritext Corp. (f)	Business Services	L+ 3.50% (7.88%)	8/1/2025	3,458	3,426	3,334	1.0%
Vyaire Medical, Inc. (f)	Healthcare	L+ 4.75% (8.51%)	4/16/2025	7,354	6,478	5,593	1.7%
WaterBridge Midstream Operating, LLC (b)	Energy	L+ 5.75% (9.13%)	6/22/2026	8,653	7,878	8,299	2.5%
Watlow Electric Manufacturing Co. (b)	Industrials	S+ 3.75% (8.15%)	3/2/2028	9,378	9,340	8,997	2.7%
Western Dental Services, Inc. (f)	Healthcare	L+ 4.50% (9.24%)	8/18/2028	8,984	8,978	8,190	2.4%
Western Dental Services, Inc. (f)	Healthcare	L+ 4.50% (9.24%)	8/18/2028	917	917	836	0.2%
Wilsonart, LLC (b)	Consumer	L+ 3.25% (7.98%)	12/31/2026	7,375	7,370	7,002	2.1%
WMG Acquisition Corp.	Media/Entertainment	3.00%	2/15/2031	500	394	398	0.1%
WMG Holdings, Inc. (b)	Business Services	S+ 3.25% (7.67%)	11/2/2029	834	809	824	0.3%
YI, LLC (e)	Healthcare	L+ 4.00% (8.38%)	11/7/2024	8,880	8,524	8,525	2.5%
Subtotal Senior Secured First Lien Debt					$809,938	$754,019	224.8%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC (b)	Chemicals	L+ 7.25% (11.63%)	6/11/2029	$1,943	$1,924	$1,858	0.5%
Asurion, LLC (b)	Business Services	L+ 5.25% (9.63%)	1/31/2028	7,632	7,605	5,921	1.8%
CDS U.S. Intermediate Holdings, Inc.	Media/Entertainment	L+ 8.00% (12.73%) 7.00% PIK	11/24/2027	5,459	5,444	5,317	1.6%
Edelman Financial Services, LLC (b) (e)	Financials	L+ 6.75% (11.13%)	7/20/2026	7,972	7,256	7,145	2.1%
IDERA, Inc. (b) (e)	Technology	L+ 6.75% (10.50%)	3/2/2029	1,545	1,375	1,435	0.4%
Tecta America Corp. (b)	Industrials	S+ 8.50% (12.94%)	4/9/2029	4,998	4,973	4,894	1.5%
Subtotal Senior Secured Second Lien Debt					$28,577	$26,570	7.9%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

December 31, 2022
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Trimaran CAVU 2021-2A, Ltd. 21-2A E (f)	Diversified Investment Vehicles	L+ 7.20% (11.56%)	10/25/2034	$3,000	$2,945	$2,660	0.8%
Trysail CLO, Ltd. 21-1A E	Diversified Investment Vehicles	L+ 7.38% (11.62%)	7/20/2032	1,500	1,448	1,287	0.4%
Venture CDO, Ltd. 16-23A ER2 (f)	Diversified Investment Vehicles	L+ 7.55% (11.78%)	7/19/2034	3,000	2,916	2,550	0.9%
Venture CDO, Ltd. 16-25A E (f)	Diversified Investment Vehicles	L+ 7.20% (11.44%)	4/20/2029	2,000	1,949	1,692	0.4%
Venture CDO, Ltd. 20-39A E	Diversified Investment Vehicles	L+ 7.63% (11.71%)	4/15/2033	4,995	4,962	4,384	1.3%
Venture CLO 43, Ltd. 21-43A E (f)	Diversified Investment Vehicles	L+ 7.15% (11.23%)	4/15/2034	3,000	2,918	2,560	0.7%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	L+ 7.87% (11.95%)	1/15/2031	3,000	2,530	2,061	0.6%
Zais CLO 13, Ltd. 19-13A D1 (f)	Diversified Investment Vehicles	L+ 4.52% (8.60%)	7/15/2032	3,000	2,741	2,536	0.9%
Subtotal Collateralized Securities					$84,789	$75,116	22.4%

TOTAL INVESTMENTS					$923,304	$855,705	255.1%
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

Below is certain summarized financial information for SLF as of September 30, 2023 and December 31, 2022 and for the periods ended September 30, 2023 and September 30, 2022:

Selected Statements of Assets and Liabilities Information	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $929,435 and $923,304, respectively)	$892,451	$855,705
Cash and other assets	96,577	109,966
Total assets	$989,028	$965,671

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,612 and $1,483, respectively)	$516,388	$549,067
Secured borrowings	55,983	60,899
Other liabilities	46,926	20,264
Total liabilities	$619,297	$630,230

MEMBERS' CAPITAL
Total members' capital	$369,731	$335,441

Total liabilities and members' capital	$989,028	$965,671

Selected Statements of Operations Information	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$24,518	$18,531	$71,397	$48,707

Operating expenses:
Interest and credit facility financing expenses	10,914	7,522	31,149	14,800
Other expenses	827	618	1,974	1,960
Total expenses	11,741	8,140	33,123	16,760

Net investment income	12,777	10,391	38,274	31,947

Realized and unrealized gain (loss) on investments and extinguishment of debt:
Net realized and unrealized gain (loss) on investments and extinguishment of debt	13,107	(7,450)	21,831	(77,283)

Net increase (decrease) in members' capital resulting from operations	$25,884	$2,941	$60,105	$(45,336)

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
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
As of September 30, 2023 and December 31, 2022, $11.3 million and $11.1 million was payable to the Adviser for base management fees, respectively.
For the three and nine months ended September 30, 2023, the Company incurred $11.3 million and $33.6 million, respectively, in base management fees under the Investment Advisory Agreement. For the three and nine months ended September 30, 2022, the Company incurred $10.8 million and $31.8 million, respectively, in base management fees under the Investment Advisory Agreement.
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
As of September 30, 2023 and December 31, 2022, $10.5 million and $9.7 million was payable to the Adviser for the incentive fee on income, respectively.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

For the three and nine months ended September 30, 2023, the Company incurred $10.2 million and $30.3 million, respectively, in incentive fees on income under the Investment Advisory Agreement. For the three and nine months ended September 30, 2022, the Company incurred $7.7 million and $22.1 million, respectively, in incentive fees on income under the Investment Advisory Agreement.
The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to the Company’s liquidation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). This fee equals 20% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and nine months ended September 30, 2023 and 2022, the Company did not incur incentive fees on capital gains during operations under the Investment Advisory Agreement.
Administration Agreement
In connection with the Administration Agreement, BSP provides the Company with office facilities and administrative services. As of September 30, 2023 and December 31, 2022, $1.3 million and $1.4 million was payable to BSP under the Administration Agreement, respectively.
For the three and nine months ended September 30, 2023, the Company incurred $0.5 million and $1.3 million, respectively, in administrative service fees under the Administration Agreement. For the three and nine months ended September 30, 2022, the Company incurred $0.4 million and $1.2 million, respectively, in administrative service fees under the Administration Agreement. Administrative service fees are included within other general and administrative expenses on the Consolidated Statements of Operations.
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
Pursuant to an amendment entered into on August 25, 2023 (the "Third Amendment"), the Wells Fargo Credit Facility provides for borrowings through August 25, 2026, and any amounts borrowed under the Wells Fargo Credit Facility will mature on August 25, 2028. Effective with the Third Amendment, the Wells Fargo Credit Facility has an interest rate of Daily Simple SOFR (with a Daily Simple SOFR floor of zero), plus a spread of 2.75% per annum. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the commitments available under the Wells Fargo Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 25% of the unused balance and increases to 2.00% for any remaining unused balance.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

Previously, pursuant to an amendment entered into on May 27, 2022 (the "Second Amendment"), the benchmark rate was transitioned from LIBOR to SOFR. Effective with the Second Amendment, the Wells Fargo Credit Facility had an interest rate of Daily Simple SOFR(with a Daily Simple SOFR floor of zero), plus a spread calculated based upon the composition of loans in the collateral pool, not to exceed 2.60% per annum. Prior to the Second Amendment, the Wells Fargo Credit Facility had an interest rate of three-month LIBOR (with a LIBOR floor of zero) plus a spread calculated based upon the composition of loans in the collateral pool, not to exceed 2.75% per annum. Funding I paid a structuring fee and incurred other customary costs and expenses in connection with the Wells Fargo Credit Facility and the amendments thereto. Pursuant to an amendment entered into on April 6, 2021(the "First Amendment"), the non-usage fee for any unused portion of the Wells Fargo Credit Facility was temporarily reduced until September 30, 2021. Additionally, the maximum spread was reduced from 2.75% to 2.50% as a result of this amendment. The other terms of the Wells Fargo Credit Facility were unchanged.
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
JPM Credit Facility
On August 28, 2020, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, 57th Street, entered into a $300.0 million revolving credit facility (subsequently amended to $400.0 million, as noted below) with JPMorgan Chase Bank, National Association, as administrative agent (“JPM”), and U.S. Bank, as collateral agent, collateral administrator and securities intermediary (the “JPM Credit Facility”).
Pursuant to an amendment entered into on September 15, 2023 (the "JPM 2023 Amendment"), the JPM Credit Facility provides for borrowings through September 15, 2026, and any amounts borrowed under the JPM Credit Facility will mature on September 15, 2027. In addition to extending the reinvestment period and maturity date of the JPM Credit Facility, the JPM 2023 Amendment, among other things, (1) changed the interest rate to SOFR plus 2.80% (subject to further increases consistent with the terms of the JPM Credit Facility), which is inclusive of an administrative agent fee, (2) increased the financing amount for which the Company and 57th Street are permitted to submit a commitment increase request to up to $800.0 million, and (3) amended the non-usage fee to be 0.75%, inclusive of an administrative agent fee. The non-usage fee of 0.75% (inclusive of an administrative agent fee) applies to the first 20% of the unused balance and increases to 3.00% for any remaining unused balance. 57th Street paid an upfront fee and incurred other customary costs and expenses in connection with the JPM 2023 Amendment. Interest is payable quarterly in arrears.
Previously, on December 9, 2022, the Company and 57th Street entered into an amendment (the "JPM 2022 Amendment") to the JPM Credit Facility. The JPM 2022 Amendment, among other things, (1) extended the maturity date of the JPM Credit Facility to August 28, 2024, (2) extended the maturity date, upon the exercise of the Extension Options (as defined in the JPM Credit Facility), of the JPM Credit Facility to August 28, 2025, and (3) changed the benchmark rate and applicable interest rate under the JPM Credit Facility to three-month Term SOFR plus 3.00% per annum (subject to further increases consistent with the terms of the JPM Credit Facility). Pursuant to the JPM 2022 Amendment, the non-usage fee per annum was 0.75% for the first 20% of the unused balance and increased to 3.00% for any remaining unused balance. 57th Street paid an upfront fee and incurred other customary costs and expenses in connection with the JPM 2022 Amendment.
Prior to the JPM 2022 Amendment, the JPM Credit Facility had an interest rate of three-month LIBOR (with a LIBOR floor of zero), plus a spread of 2.75% per annum. For the period from August 28, 2021 to December 8, 2022, the non-usage fee per annum was 0.75% for the first 20% of the unused balance and increased to 2.75% for any remaining unused balance. For the period from January 21, 2021 to August 27, 2021, the non-usage fee per annum was 0.50% for the first 20% of the unused balance and increased to 2.75% for any remaining unused balance. 57th Street paid a structuring fee and incurred other customary costs and expenses in connection with the JPM Credit Facility.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

Previously, on January 21, 2021, the Company entered into an amendment (the “JPM Amendment”) to the JPM Credit Facility. The JPM Amendment, among other things, increased the amount that 57th Street is permitted to borrow under the JPM Credit Agreement from $300.0 million to $400.0 million. On April 12, 2021, the Company, through 57th Street, amended and restated the JPM Credit Facility. The amendment and restatement temporarily reduced the previous minimum funding amount until October 13, 2021. The other material terms of the JPM Credit Facility were unchanged.
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
For the period ended September 30, 2023
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
MassMutual Credit Facility
On July 7, 2020, the Company and a wholly-owned, special purpose financing subsidiary, BDCA Asset Financing, entered into a loan and servicing agreement (the “MassMutual Credit Facility”) with Massachusetts Mutual Life Insurance Company (“MassMutual”) as facility servicer and a lender and U.S. Bank National Association as collateral custodian, collateral administrator and administrative agent. The MassMutual Credit Facility provided for borrowings of up to $100.0 million on a committed basis, and, subject to satisfaction of certain conditions, contained an accordion feature whereby the Mass Mutual Credit Facility could be expanded to $150.0 million.
BDCA Asset Financing’s obligations under the MassMutual Credit Facility were secured by a first priority security interest in substantially all of the assets of BDCA Asset Financing, including its portfolio of investments and the Company’s equity interest in BDCA Asset Financing. The obligations of BDCA Asset Financing under the MassMutual Credit Facility were non-recourse to the Company.
The MassMutual Credit Facility provided for borrowings through December 31, 2021 and was to mature on December 31, 2025.
The MassMutual Credit Facility was priced at three-month LIBOR, with a LIBOR floor of 0.75%, plus a spread of 5.0% per annum. Interest was payable quarterly in arrears. BDCA Asset Financing was subject to a non-usage fee of 0.50% to the extent the aggregate principal amount available under the MassMutual Credit Facility had not been borrowed. BDCA Asset Financing paid a structuring fee and incurred other customary costs and expenses in connection with the MassMutual Credit Facility.
In connection with the MassMutual Credit Facility, the Company and BDCA Asset Financing made certain representations and warranties and were required to comply with various covenants and other customary requirements. The MassMutual Credit Facility contained customary default provisions pursuant to which MassMutual could terminate the Company in its capacity as portfolio asset servicer of the portfolio assets under the MassMutual Credit Facility. Upon the occurrence of an event of default, MassMutual could declare the outstanding advances and all other obligations under the MassMutual Credit Facility immediately due and payable.
Effective February 18, 2022, the Company terminated the Mass Mutual Credit Facility. As a result of this termination, the Company incurred a realized loss on extinguishment of debt of $1.8 million.
2022 Notes
On December 14, 2017, the Company entered into a Purchase Agreement (the “2022 Notes Purchase Agreement”) with Sandler O'Neill & Partners, L.P. (the "Initial Purchaser") relating to the Company's sale of $150.0 million aggregate principal amount of its 4.75% fixed rate notes due 2022 (the “2022 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501(a)(1), (2), (3), or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2022 Notes Purchase Agreement also included customary representations, warranties, and covenants by the Company. Under the terms of the 2022 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The 2022 Notes were not registered under the Securities Act. The net proceeds from the sale of the 2022 Notes was approximately $147.0 million, after deducting an offering price discount of approximately $0.8 million, as well as Initial Purchaser’s discounts and commissions of approximately $1.7 million and offering expenses of approximately $0.6 million, each payable by the Company. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

The 2022 Notes were issued pursuant to the Indenture dated as of December 19, 2017 (the “2017 Indenture”), between the Company and the Trustee, and a Supplemental Indenture, dated as of December 19, 2017 (the “Supplemental Indenture”), between the Company and the Trustee. The 2022 Notes matured on December 30, 2022. The 2022 Notes bore interest at a rate of 4.75% per year payable semi-annually on June 30 and December 30 of each year, commencing on June 30, 2018. The 2022 Notes were general unsecured obligations of the Company that ranked senior in right of payment to all of the Company's indebtedness that was expressly subordinated in right of payment to the 2022 Notes. The 2022 Notes ranked equally in right of payment with all of the Company's senior liabilities that were not so subordinated, effectively junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all indebtedness incurred by the Company's subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company's wholly owned, special purpose financing subsidiaries.
The 2017 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it was subject to those requirements, and (ii) provide financial information to the holders of the 2022 Notes and the Trustee if the Company was no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants were subject to important limitations and exceptions that are described in the 2017 Indenture.
On December 30, 2022, the Company paid off the 2022 Notes.
2023 Notes
On May 11, 2018, the Company entered into a Purchase Agreement (the “2023 Notes Purchase Agreement”) with the Initial Purchaser relating to the Company’s sale of $60.0 million aggregate principal amount of its 5.38% fixed rate notes due 2023 (the “2023 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501 (a)(1), (2), (3), or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2023 Notes Purchase Agreement also included customary representations, warranties, and covenants by the Company. Under the terms of the 2023 Notes Purchase Agreement, the Company agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The 2023 Notes were not registered under the Securities Act and were not offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2023 Notes were approximately $58.7 million, after deducting an offering price discount of approximately $0.3 million, as well as Initial Purchaser’s discounts and commissions of approximately $0.6 million and estimated offering expenses of approximately $0.4 million, each payable by the Company. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes. The 2023 Notes were issued pursuant to the 2017 Indenture between the Company and The Trustee, and a Second Supplemental Indenture, dated as of May 16, 2018, between the Company and the Trustee. The 2023 Notes matured on May 30, 2023. The 2023 Notes bore interest at a rate of 5.375% per year payable semi-annually on May 30 and November 30 of each year, commencing on November 30, 2018. The 2023 Notes were general unsecured obligations of the Company that ranked senior in right of payment to all of the Company’s indebtedness that is expressly subordinated in right of payment to the 2023 Notes. The 2023 Notes ranked equally in right of payment with all of the Company’s senior liabilities that were not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secured) to the extent of the value of the assets securing such indebtedness, and structurally junior to all indebtedness incurred by the Company’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The 2017 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it was subject to those requirements, and (ii) provide financial information to the holders of the 2023 Notes and the Trustee if the Company was no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants were subject to important limitations and exceptions that are described in the 2017 Indenture.
On May 30, 2023, the Company paid off the 2023 Notes.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

2024 Notes
On December 3, 2019, the Company entered into a Purchase Agreement (the “2024 Notes Purchase Agreement”) with the Initial Purchaser relating to the Company’s sale of $100.0 million aggregate principal amount of its 4.85% fixed rate notes due 2024 (the “2024 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501 (a)(1), (2), (3), or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2024 Notes Purchase Agreement also includes customary representations, warranties, and covenants by the Company. Under the terms of the 2024 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The 2024 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2024 Notes were approximately $98.4 million, after deducting the Initial Purchaser’s discounts and commissions of approximately $1.2 million and estimated offering expenses of approximately $0.4 million, each payable by the Company. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes. The 2024 Notes were issued pursuant to the 2017 Indenture between the Company and The Trustee, and a Third Supplemental Indenture, dated as of December 5, 2019, between the Company and the Trustee. The 2024 Notes will mature on December 15, 2024, unless repurchased or redeemed in accordance with their terms prior to such date. The 2024 Notes bear interest at a rate of 4.85% per year payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2020. The 2024 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2024 Notes. The 2024 Notes will rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The 2017 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2024 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the 2017 Indenture. In addition, if a change of control repurchase event, as defined in the 2017 Indenture, occurs prior to maturity, holders of the 2024 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2024 Notes at a repurchase price equal to 100% of the principal amount of the 2024 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

2026 Notes
On March 24, 2021, the Company entered into a Purchase Agreement (the “2026 Notes Purchase Agreement”) with the initial purchaser listed therein relating to the Company’s sale of $300.0 million aggregate principal amount of its 3.25% fixed rate notes due 2026 (the “Restricted 2026 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2026 Notes Purchase Agreement also includes customary representations, warranties, and covenants by the Company. Under the terms of the 2026 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The Restricted 2026 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2026 Notes were approximately $296.0 million, after deducting the Initial Purchaser’s discounts and commissions and estimated offering expenses. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes. The Restricted 2026 Notes were issued pursuant to the Indenture dated as of March 29, 2021 (the “2021 Indenture”), between the Company and the Trustee, and a Supplemental Indenture, dated as of March 29, 2021 (the “First Supplemental Indenture”), between the Company and the Trustee. The 2026 Notes (as defined below) will mature on March 30, 2026, unless repurchased or redeemed in accordance with their terms prior to such date. The 2026 Notes bear interest at a rate of 3.25% per year payable semi-annually on March 30 and September 30 of each year, commencing on September 30, 2021. The 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2026 Notes. The 2026 Notes will rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The 2021 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2026 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the 2021 Indenture. In addition, if a change of control repurchase event, as defined in the 2021 Indenture, occurs prior to maturity, holders of the 2026 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2026 Notes at a repurchase price equal to 100% of the principal amount of the 2026 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. Pursuant to a Registration Statement on Form N-14 (File No. 333-257321), on September 22, 2021, the Company closed an exchange offer in which holders of the Restricted 2026 Notes were offered the opportunity to exchange their Restricted 2026 Notes for new registered notes with substantially identical terms (the “Unrestricted 2026 Notes” and, together with the Restricted 2026 Notes, the 2026 Notes), through which holders representing 99.88% of the outstanding principal of the then Restricted 2026 Notes obtained Unrestricted 2026 Notes.

The weighted average annualized interest cost for all borrowings for the nine months ended September 30, 2023 and 2022 was 6.29% and 3.91% respectively. The average daily debt outstanding for the nine months ended September 30, 2023 and 2022 was $1.3 billion and $1.2 billion, respectively. The maximum debt outstanding for the nine months ended September 30, 2023 and 2022 was $1.3 billion and $1.3 billion, respectively.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

The following table represents borrowings as of September 30, 2023:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/25/2028	$300,000	$225,000	$(5,960)	$219,040
JPM Credit Facility	9/15/2027	400,000	320,000	(3,179)	316,821
JPM Revolver Facility	6/10/2027	495,000	232,190	(3,179)	229,011
2026 Notes	3/30/2026	300,000	298,052	(271)	297,781
2024 Notes	12/15/2024	100,000	99,712	(45)	99,667
Totals		$1,595,000	$1,174,954	$(12,634)	$1,162,320
The following table represents borrowings as of December 31, 2022:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$225,000	$(4,051)	$220,949
JPM Credit Facility	8/28/2024	400,000	320,000	(1,289)	318,711
JPM Revolver Facility	6/10/2027	495,000	231,876	(3,823)	228,053
2026 Notes	3/30/2026	300,000	297,469	(353)	297,116
2024 Notes	12/15/2024	100,000	99,534	(72)	99,462
2023 Notes	5/30/2023	60,000	59,973	(77)	59,896
Totals		$1,655,000	$1,233,852	$(9,665)	$1,224,187
The following table represents interest and debt fees for the three and nine months ended September 30, 2023:

	Three months ended September 30, 2023					Nine months ended September 30, 2023
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (6)	Other Fees (7)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (6)	Other Fees (7)
Wells Fargo Credit Facility	(1)	(2)	$4,521	$353	$123	(1)	(2)	$12,756	$1,109	$372
JPM Credit Facility	(3)	(4)	6,688	197	248	(3)	(4)	19,133	583	625
JPM Revolver Facility	(5)	0.38%	5,455	217	190	(5)	0.38%	14,404	644	661
2026 Notes	3.25%	n/a	2,634	27	—	3.25%	n/a	7,896	81	9
2024 Notes	4.85%	n/a	1,273	9	—	4.85%	n/a	3,816	27	9
2023 Notes	—	—	—	—	—	5.38%	n/a	1,361	77	—
Totals			$20,571	$803	$561			$59,366	$2,521	$1,676
______________
(1) From January 1, 2023 through August 24, 2023, the Wells Fargo Credit Facility had an interest rate of Daily Simple SOFR, with a Daily Simple SOFR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, not to exceed 2.60% per annum. From August 25, 2023 through September 30, 2023, the interest rate was Daily Simple SOFR, with a Daily Simple SOFR floor of zero, plus a spread of 2.75% per annum.
(2) The non-usage fee per annum is 0.50% for the first 25% of the unused balance and increases to 2.00% for any remaining unused balance.
(3) From January 1, 2023 through September 14, 2023, the JPM Credit Facility had an interest rate of three-month Term SOFR, plus a spread of 3.00% per annum. From September 15, 2023 through September 30, 2023, the interest rate was three-month Term SOFR, plus a spread of 2.80% per annum, inclusive of an administrative agent fee of 0.20%.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

(4) From January 1, 2023 through September 14, 2023, the non-usage fee per annum was 0.75% for the first 20% of the unused balance and increases to 3.00% for any remaining unused balance. From September 15, 2023 through September 30, 2023, the non-usage fee of 0.75% per annum was amended to be inclusive of an administrative agent fee of 0.20%.
(5) Interest rate is three-month Term SOFR, plus a spread calculated based upon the composition of the loans in the collateral pool,which will not exceed 1.98% per annum.
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
______________
(1) From April 6, 2021 through May 26, 2022, the Wells Fargo Credit Facility had an interest rate of three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, not to exceed 2.50% per annum. From May 27, 2022 through September 30, 2022, the Wells Fargo Credit Facility had an interest rate of Daily Simple SOFR, with a Daily Simple SOFR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, not to exceed 2.60% per annum.
(2) The non-usage fee per annum is 0.50% for the first 25% of the unused balance and increases to 2.0% for any remaining unused balance.
(3) Interest rate is three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.75% per annum.
(4) The non-usage fee per annum is 0.75% for the first 20% of the unused balance and increases to 2.75% for any remaining unused balance.
(5) Interest rate is three-month Term SOFR, plus a spread calculated based upon the composition of the loans in the collateral pool,which will not exceed 1.98% per annum.
(6) Interest rate is three-month LIBOR, with a LIBOR floor of 0.75%, plus a spread of 5.0% per annum.
(7) Amortization of deferred financing costs.
(8) Includes non-usage fees and custody fees.
(9) Amounts presented represent activity prior to termination on February 18, 2022.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates, and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2023 Notes, 2024 Notes, and 2026 Notes are derived from market indications provided by Bloomberg Finance L.P. at September 30, 2023 and December 31, 2022, as applicable.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

At September 30, 2023 and December 31, 2022, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2023 and December 31, 2022, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount at September 30, 2023	Fair Value at September 30, 2023
Wells Fargo Credit Facility	3	$225,000	$225,000
JPM Credit Facility	3	320,000	320,000
JPM Revolver Facility	3	232,190	232,190
2026 Notes	3	298,052	269,931
2024 Notes	3	99,712	95,114
		$1,174,954	$1,142,235

	Level	Carrying Amount at December 31, 2022	Fair Value at December 31, 2022
Wells Fargo Credit Facility	3	$225,000	$225,000
JPM Credit Facility	3	320,000	320,000
JPM Revolver Facility	3	231,876	231,876
2026 Notes	3	297,469	264,438
2024 Notes	3	99,534	93,706
2023 Notes	3	59,973	59,399
		$1,233,852	$1,194,419
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

Note 7 — Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2023, the Company had unfunded commitments on delayed draw term loans of $103.8 million, unfunded commitments on revolver term loans of $112.5 million, and unfunded commitments on term loans of $0.2 million. As of December 31, 2022, the Company had unfunded commitments on delayed draw term loans of $128.8 million, unfunded commitments on revolver term loans of $121.4 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.4 million. The Company maintains sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.
As of September 30, 2023, the Company's unfunded commitments consisted of the following:
September 30, 2023

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	$2,951	$2,951
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	1,047
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	11,724	2,392
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver term loan	1,008	1,008
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	4,574	3,202
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	4,494	2,258
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver term loan	5,420	5,420
Avalara, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,030	4,030
Capstone Logistics	Senior Secured First Lien Debt	Revolver term loan	1,804	1,804
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver term loan	2,363	2,158
CRS-SPV, Inc.	Senior Secured First Lien Debt	Revolver term loan	224	179
Dynagrid Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	2,262	2,262
Eliassen Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,928	2,009
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,541	597
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver term loan	2,144	386
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver term loan	1,894	1,894
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	12,978	6,467
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,769	4,769
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,053	1,053
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,780	1,973
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	6,178	3,243
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	1,810	1,810
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,868	2,049
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,390	1,390
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,630	3,025
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver term loan	600	600
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,028	811
IQN Holding Corp.	Senior Secured First Lien Debt	Delayed draw term loan	1,333	1,333
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver term loan	1,017	1,017
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	5,038	2,733
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,531	1,114
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver term loan	2,706	744
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term loan	15,491	220
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver term loan	1,326	849
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	2,019	2,019
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,324	927
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	7,827	4,892
Norvax, LLC	Senior Secured First Lien Debt	Revolver term loan	1,152	1,152

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	$2,676	$2,676
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,747	3,747
ORG GC Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	584	584
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,840	1,257
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	7,209	5,753
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver term loan	1,602	598
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed draw term loan	24,000	2,057
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed draw term loan	20,000	20,000
Premier Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,042	73
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	2,584
Reddy Ice Corp.	Senior Secured First Lien Debt	Revolver term loan	1,762	1,762
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver term loan	464	464
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,354	519
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	9,084	9,084
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	8,886	8,886
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,746	3,746
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed draw term loan	3,209	3,209
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver term loan	1,284	1,284
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,782	3,073
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,256	2,256
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	601	601
The NPD Group, LP	Senior Secured First Lien Debt	Revolver term loan	1,922	1,576
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed draw term loan	6,974	2,864
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver term loan	1,993	1,993
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed draw term loan	9,302	9,302
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,300	2,035
University of St. Augustine Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,615	2,615
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,202	1,123
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	1,167	1,167
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	9,138	9,138
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver term loan	2,169	2,169
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,391	4,391
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver term loan	3,179	3,179
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,547	850
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,394	2,224
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	378	378
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,224	11
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver term loan	4,448	4,448
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	10,700	10,700
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,406	4,406
Total			$315,634	$216,569

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
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
For the period ended September 30, 2023
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
For the period ended September 30, 2023
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
Note 9 — Common Stock
On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No. 333-193241) for its follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the follow-on, the Company's IPO terminated. Through September 30, 2023, the Company issued 270.4 million shares of common stock for gross proceeds of $2.7 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company suspended the DRIP from March 29, 2020 through June 26, 2020. While the DRIP was suspended, participants and all other holders of the Company's common stock received distributions paid by the Company in cash. From inception of the Company's DRIP plan to September 30, 2023, the Company had repurchased 37.7 million shares of common stock through its share repurchase program for payments of $310.2 million. As of December 31, 2022, the Company had repurchased 34.0 million shares of common stock for payments of $282.8 million. Amounts include additional shares tendered for death and disability as permitted.
On April 1, 2022, April 12, 2022 and May 13, 2022, the Company entered into stock purchase agreements with certain investors (collectively, the “Purchase Agreements”) and associated subscription agreements (collectively, the “Subscription Agreements”), totaling $234.8 million, for the sale of the Company’s common stock at the net asset value of each drawdown date. Investors are required to make capital contributions to purchase the Company’s common stock each time the Company delivers a drawdown notice in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made subject to the terms and conditions set forth in the Purchase Agreements and Subscription Agreements, at a per-share price as determined by the Company’s Board, which price will be determined prior to the issuance of the Company’s common stock and in accordance with the limitations under Section 23 of the 1940 Act. As of September 30, 2023, the Company has called $234.8 million of capital commitments.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

The following table reflects the common stock activity for the nine months ended September 30, 2023:

	Shares	Value
Shares Sold	4,928,566	$36,324
Shares Issued through DRIP	2,817,833	20,495
Share Repurchases	(3,701,576)	(27,410)
	4,044,823	$29,409
The following table reflects the common stock activity for the nine months ended September 30, 2022:

	Shares	Value
Shares Sold	18,572,516	$139,441
Shares Issued through DRIP	2,742,013	20,492
Share Repurchases	(3,159,305)	(23,571)
	18,155,224	$136,362

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

The following table reflects the stockholders' equity activity for the nine months ended September 30, 2023:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total Stockholders' Equity
Balance as of December 31, 2022	228,658,723	$229	$2,124,264	$(459,036)	$1,665,457
Net investment income	—	—	—	38,343	38,343
Net realized loss from investment transactions	—	—	—	(1,996)	(1,996)
Net change in unrealized depreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	(3,360)	(3,360)
Issuance of common stock, net of issuance costs	4,928,566	4	36,320	—	36,324
Repurchases	(3,472,698)	(3)	(25,625)	—	(25,628)
Distributions to stockholders	—	—	—	(34,517)	(34,517)
Reinvested dividends	936,348	1	6,815	—	6,816
Balance as of March 31, 2023	231,050,939	$231	$2,141,774	$(460,566)	$1,681,439
Net investment income	—	—	—	42,035	42,035
Net realized gain from investment transactions	—	—	—	1,461	1,461
Net change in unrealized depreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	(13,855)	(13,855)
Repurchases	(228,641)	—	(1,780)	—	(1,780)
Distributions to stockholders	—	—	—	(34,591)	(34,591)
Reinvested dividends	937,601	1	6,825	—	6,826
Balance as of June 30, 2023	231,759,899	$232	$2,146,819	$(465,516)	$1,681,535
Net investment income (loss)	—	—	—	40,839	40,839
Net realized gain (loss) from investment transactions	—	—	—	(1,233)	(1,233)
Net change in unrealized appreciation (depreciation) on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	(464)	(464)
Repurchases	(237)	—	(2)	—	(2)
Distributions to stockholders	—	—	—	(34,764)	(34,764)
Reinvested dividends	943,884	1	6,852	—	6,853
Balance as of September 30, 2023	232,703,546	$233	$2,153,669	$(461,138)	$1,692,764

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

Note 10 — Capital
Investor Commitments
As of September 30, 2023 the Company had $234.8 million in total capital commitments, which were fully funded, in connection with the Purchase Agreements and Subscription Agreements (as defined in Note 9). As of December 31, 2022, the Company had $234.8 million in total capital commitments, of which $36.3 million was unfunded, in connection with the Purchase Agreements and Subscription Agreements (as defined in Note 9).
Capital Drawdowns
The following table summarizes the total shares issued and proceeds received, net of issuance costs, related to capital drawdowns of common stock in connection with the Purchase Agreements and Subscription Agreements for the nine months ended September 30, 2023:

Share Issue Date	Shares Issued	Net Proceeds Received
For the nine months ended September 30, 2023
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
For the period ended September 30, 2023
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
Note 12 — Earnings Per Share
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities for the nine months ended September 30, 2023 and 2022.
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and nine months ended September 30, 2023 and 2022.

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Basic and diluted
Net increase in net assets resulting from operations	$39,142	$22,685	$101,770	$69,659
Weighted average shares outstanding	231,759,822	216,571,352	230,958,616	207,599,146
Net increase in net assets resulting from operations per share	$0.17	$0.10	$0.44	$0.34

Note 13 — Distributions
The following table reflects the distributions declared on shares of the Company’s common stock for the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Nine Months Ended September 30, 2023
March 8, 2023	March 31, 2023	April 3, 2023	$0.13
March 8, 2023 (special)	March 31, 2023	April 3, 2023	$0.02
May 10, 2023	June 30, 2023	July 3, 2023	$0.13
May 10, 2023 (special)	June 30, 2023	July 3, 2023	$0.02
August 7, 2023	September 29, 2023	October 2, 2023	$0.13
August 7, 2023 (special)	September 29, 2023	October 2, 2023	$0.02

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

The following table reflects the distributions declared on shares of the Company’s common stock for the nine months ended September 30, 2022:

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

As of September 30, 2023 and December 31, 2022, the Company had accrued $27.9 million and $27.3 million, respectively, in stockholder distributions that were unpaid.
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
The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits during the periods presented herein. The Company's current tax year as well as 2022, 2021, 2020 and 2019 federal and state tax returns remain subject to examination by the Internal Revenue Service and state departments of revenue.
As of September 30, 2023, the Company's domestic subsidiary had a cumulative net operating loss and unrealized gain. As a result, the Company has a deferred tax asset of $10.3 million and a deferred tax liability of $(20.9) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

portion of the deferred tax assets will not be realized. The future realization of the tax benefits of existing deductible temporary differences or carryforwards ultimately depend on the existence of sufficient taxable income in the carryback (if permitted under the tax law) and carryforward periods. The Company has concluded that future reversal of existing taxable temporary differences is sufficient to support a conclusion that a valuation allowance is not necessary as of September 30, 2023. For the nine months ended September 30, 2023, there was no change in the valuation allowance.

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
Note 15 — Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2023 and 2022:

	For the nine months ended September 30,
	2023	2022
Per share data:
Net asset value, beginning of period	$7.28	$7.49
Results of operations (1)
Net investment income (loss)	0.52	0.43
Net realized and unrealized gain (loss), net of change in deferred taxes	(0.08)	(0.09)
Net increase (decrease) in net assets resulting from operations	0.44	0.34
Stockholder distributions (2)
Distributions from net investment income	(0.45)	(0.45)
Net decrease in net assets resulting from stockholder distributions	(0.45)	(0.45)
Net asset value, end of period	$7.27	$7.38
Shares outstanding at end of period	232,703,546	219,765,981
Total return (3)	6.18%	4.60%
Ratio/Supplemental data:
Total net assets, end of period	$1,692,764	$1,621,422
Ratio of net investment income to average net assets (6)	10.25%	8.12%
Ratio of total expenses to average net assets (5) (6)	10.71%	8.90%
Portfolio turnover rate (4)	6.09%	11.93%
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
For the period ended September 30, 2023
(Unaudited)

(5)    Ratio of total expenses to average net assets is calculated using total operating expenses, including income tax expense over average net assets.
(6)    Ratios are annualized, except for incentive fees.

Note 16 – Schedules of Investments and Advances to Affiliates
An affiliated company is generally a portfolio company in which FBLC owns 5% or more of its outstanding voting securities. A controlled affiliated company is generally a portfolio company in which FBLC owns more than 25% of its outstanding voting securities or has the power to exercise control over its management or policies (including through a management agreement). Transactions related to investments in affiliated and controlled affiliated companies for the nine months ended September 30, 2023 were as follows:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2022	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at September 30, 2023
Control Investments
CRS-SPV, Inc. (2) (3) (6)	Equity/Other Investments	$—	$1,559	$—	$—	$—	$—	$1,559
CRS-SPV, Inc. (2) (6)	Senior Secured First Lien Debt	4	62	—	(17)	—	—	45
Danish CRJ, Ltd. (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
FBLC Senior Loan Fund, LLC (2) (4) (6) (8)	Equity/Other Investments	20,528	304,934	—	—	—	—	304,934
Integrated Efficiency Solutions, Inc. (2) (6)	Senior Secured First Lien Debt	4	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. (2) (6)	Senior Secured First Lien Debt	81	1,421	—	(10)	—	—	1,411
Integrated Efficiency Solutions, Inc. (2) (6)	Senior Secured Second Lien Debt	222	760	221	—	—	(200)	781
Integrated Efficiency Solutions, Inc. (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Internap Corp. (2) (6)	Senior Secured First Lien Debt	12	—	719	—	—	—	719
Internap Corp. (2) (3) (6)	Equity/Other Investments	—	—	1,597	—	—	—	1,597
Internap Corp. (2) (5) (6)	Equity/Other Investments	—	595	—	—	(543)	(52)	—
Internap Corp. (2) (5) (6)	Senior Secured First Lien Debt	340	4,802	73	(2,878)	(2,386)	389	—
Kahala Ireland OpCo Designated Activity Company (2) (6)	Equity/Other Investments	6,715	5,027	—	—	—	(5,027)	—
Kahala Ireland OpCo Designated Activity Company (2) (3) (6)	Equity/Other Investments	—	3,250	—	—	—	(212)	3,038
Kahala US OpCo, LLC (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	99	579	97	—	—	—	676
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	18	227	—	—	—	—	227
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	—	—	130	(65)	—	—	65
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	—	546	—	—	—	53	599
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	—	—	65				65
Lakeview Health Holdings, Inc. (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
MGTF Holdco, LLC (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
MGTF Radio Company, LLC (2) (6)	Senior Secured First Lien Debt	3,910	40,015	20	(1,125)	—	(1,071)	37,839
ORG GC Holdings, LLC (2) (6)	Senior Secured First Lien Debt	826	9,082	825	—	—	—	9,907

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2022	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at September 30, 2023
ORG GC Holdings, LLC (2) (6)	Senior Secured Second Lien Debt	$587	$3,868	$587	$—	$—	$(35)	$4,420
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	1,909	15,086	8,914	(2,057)	—	—	21,943
Post Road Equipment Finance, LLC (2) (6)	Equity/Other Investments	5,396	81,692	5,007	—	—	—	86,699
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	3,703	38,100	14	—	—	(15)	38,099
Post Road Equipment Finance, LLC (2) (5) (6)	Subordinated Debt	14	—	1,000	(1,000)	—	—	—
Siena Capital Finance, LLC (2) (6)	Subordinated Debt	6,834	77,000	7,500	(10,000)	5	(5)	74,500
Siena Capital Finance, LLC (2) (6)	Equity/Other Investments	8,287	77,310	—	—	—	—	77,310
WPNT, LLC (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Total Control Investments		$59,489	$665,915	$26,769	$(17,152)	$(2,924)	$(6,175)	$666,433

Affiliate Investments
Cirque Du Soleil Holding USA Newco, Inc. (3)	Equity/Other Investments	$—	$4,721	$—	$—	$—	$1,039	$5,760
Cirque Du Soleil Holding USA Newco, Inc. (3)	Equity/Other Investments	—	1,311	—	—	—	1,165	2,476
First Eagle Greenway Fund II, LLC (3)	Equity/Other Investments	—	360	—	—	—	13	373
Foresight Energy Operating, LLC (3) (6)	Equity/Other Investments	—	3,519	—	—	—	—	3,519
Foresight Energy Operating, LLC (6)	Senior Secured First Lien Debt	106	1,077	—	(10)	—	—	1,067
MCS Acquisition Corp. (3) (6)	Equity/Other Investments	—	357	337	—	—	—	694
MCS Acquisition Corp. (3) (6)	Equity/Other Investments	—	747	—	—	—	—	747
MCS Acquisition Corp. (6)	Senior Secured First Lien Debt	65	772	—	(6)	—	—	766
NewStar Arlington Senior Loan Program, LLC 14-1A FR (6)	Collateralized Securities	594	4,165	13	—	—	(14)	4,164
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (6)	Collateralized Securities	1,692	10,278	—	(1,725)	—	(2,724)	5,829
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (6)	Collateralized Securities	867	8,849	238	—	—	64	9,151
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (6)	Collateralized Securities	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP (3)	Equity/Other Investments	—	1,162	—	(75)	—	(105)	982
Tap Rock Resources, LLC (5)(6)	Equity/Other Investments	—	596	—	(808)	808	(596)	—
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	186	—	—	—	(2)	184
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	4,264	—	—	—	331	4,595
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	1,048	—	—	—	(12)	1,036
Tax Defense Network, LLC (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Tennenbaum Waterman Fund, LP	Equity/Other Investments	477	8,699	—	—	—	(2)	8,697
Vantage Mobility International, LLC (6)	Senior Secured First Lien Debt	—	—	—	—	—	—	—
Vantage Mobility International, LLC (6)	Senior Secured First Lien Debt	—	—	—	—	—	—	—

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2022	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at September 30, 2023
Vantage Mobility International, LLC (6)	Senior Secured Second Lien Debt	$—	$—	$—	$—	$—	$—	$—
Vantage Mobility International, LLC (6)	Senior Secured Second Lien Debt	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A E (6)	Collateralized Securities	527	6,996	78	(3,290)	14	372	4,170
Whitehorse, Ltd. 2014-1A Side Letter (6)	Collateralized Securities	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB (6)	Collateralized Securities	—	—	—	—	—	—	—
Total Affiliate Investments		$4,328	$59,107	$666	$(5,914)	$822	$(471)	$54,210
Total Control & Affiliate Investments		$63,817	$725,022	$27,435	$(23,066)	$(2,102)	$(6,646)	$720,643
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
(2)This investment was not deemed significant under Regulation S-X as of September 30, 2023.
(3)Investment is non-income producing at September 30, 2023.
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
(5)Investment no longer held as of September 30, 2023.
(6)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(7)Gross of net change in deferred taxes in the amount of $(0.3) million.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

(8)The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 4-08(g), or exceeded the threshold of at least one of the tests under Rule 3-09. See Note 3 for summarized financial information.
Dividends and interest for the nine months ended September 30, 2023 attributable to Controlled and Affiliated investments no longer held as of September 30, 2023 were $0.4 million.
Realized gain (loss) for the nine months ended September 30, 2023 attributable to Controlled and Affiliated investments no longer held as of September 30, 2023 was $(2.1) million.
Change in unrealized gain (loss) for the nine months ended September 30, 2023 attributable to Controlled and Affiliated investments no longer held as of September 30, 2023 was $(0.3) million.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2022
Park Ave RE Holdings, LLC (2) (5) (6)	Subordinated Debt	$31	$1,537	$—	$(1,537)	$—	$—	$—
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	894	—	15,086	—	—	—	15,086
Post Road Equipment Finance, LLC (2)(4)(6)	Equity/Other	7,159	81,693	—	94	—	(95)	81,692
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	3,882	37,964	19	—	—	117	38,100
Siena Capital Finance, LLC (2) (6) (8)	Subordinated Debt	8,906	75,000	16,000	(14,000)	—	—	77,000
Siena Capital Finance, LLC (2) (6) (8)	Equity/Other	9,988	65,609	—	—	—	11,701	77,310
WPNT, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Total Control Investments		$80,406	$657,414	$40,886	$(30,055)	$6,842	$(9,172)	$665,915

Affiliate Investments
Answers Corp. (3) (5) (6)	Equity/Other	$—	$145	$—	$(499)	$(10,144)	$10,498	$—
CDS U.S. Intermediate Holdings, Inc. (5)	Senior Secured First Lien Debt	412	5,565	13	(5,543)	16	(51)	—
CDS U.S. Intermediate Holdings, Inc. (5)	Senior Secured Second Lien Debt	1,004	10,262	568	(10,555)	(284)	9	—
CDS U.S. Intermediate Holdings, Inc. (3)	Equity/Other	—	5,442	—	—	—	(721)	4,721
CDS U.S. Intermediate Holdings, Inc. (3)	Equity/Other	—	2,884	—	—	—	(1,573)	1,311
First Eagle Greenway Fund II, LLC (3)	Equity/Other	—	464	—	(72)	—	(32)	360
Foresight Energy Operating, LLC (3) (6)	Equity/Other	—	3,965	—	—	—	(446)	3,519
Foresight Energy Operating, LLC (6)	Senior Secured First Lien Debt	113	1,102	—	(14)	—	(11)	1,077
Internap Corp (3) (6)	Equity/Other	—	1,552	—	(1,552)	—	—	—
Internap Corp. (6)	Senior Secured First Lien Debt	—	5,475	—	(5,475)	—	—	—
Jakks Pacific, Inc. (3) (5)	Equity/Other	(6)	2,412	—	(5,423)	3,037	(26)	—
Jakks Pacific, Inc. (6)	Equity/Other	—	785	28	(813)	—	—	—
MCS Acquisition Corp. (3) (6)	Equity/Other	—	—	357	—	—	—	357
MCS Acquisition Corp. (3) (6)	Equity/Other	—	—	2,431	—	—	(1,684)	747
MCS Acquisition Corp. (6)	Senior Secured First Lien Debt	63	—	780	(8)	—	—	772
NewStar Arlington Senior Loan Program, LLC 14-1A FR (6)	Collateralized Securities	638	4,575	17	—	—	(427)	4,165
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (6)	Collateralized Securities	2,826	17,114	—	(3,508)	—	(3,328)	10,278
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (6)	Collateralized Securities	1,089	8,237	319	—	—	293	8,849
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (6)	Collateralized Securities	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP (3)	Equity/Other	—	4,953	—	(3,110)	—	(681)	1,162
Tap Rock Resources, LLC (6)	Equity/Other	557	8,742	—	(8,641)	2,152	(1,657)	596
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	464	—	—	—	(278)	186
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	3,678	—	—	—	586	4,264
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	2,616	—	—	—	(1,568)	1,048
Tax Defense Network, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Team Waste, LLC (5) (6)	Equity/Other	—	3,073	—	(3,073)	504	(504)	—

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2022
Tennenbaum Waterman Fund, LP	Equity/Other	$611	$9,764	$—	$—	$—	$(1,065)	$8,699
Vantage Mobility International, LLC (6)	Senior Secured First Lien Debt	9	251	—	—	—	(251)	—
Vantage Mobility International, LLC (6)	Senior Secured First Lien Debt	3	244	—	—	—	(244)	—
Vantage Mobility International, LLC (6)	Senior Secured Second Lien Debt	5	17	—	—	—	(17)	—
Vantage Mobility International, LLC (6)	Senior Secured Second Lien Debt	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A E (6)	Collateralized Securities	568	7,171	176	—	—	(351)	6,996
Whitehorse, Ltd. 2014-1A Side Letter (6)	Collateralized Securities	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB (6)	Collateralized Securities	—	—	—	—	—	—	—
Total Affiliate Investments		$7,892	$110,952	$4,689	$(48,286)	$(4,719)	$(3,529)	$59,107
Total Control & Affiliate Investments		$88,298	$768,366	$45,575	$(78,341)	$2,123	$(12,701)	$725,022

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
For the period ended September 30, 2023
(Unaudited)

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
Note 17 – Subsequent Events
Merger Agreement
    On October 2, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Franklin BSP Capital Corporation, a Delaware corporation (“FBCC”), Franklin BSP Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of FBCC (“Merger Sub”), and, solely for the limited purposes set forth therein, Franklin BSP Capital Adviser L.L.C. (“FBCA”), a Delaware limited liability company and the external investment adviser to FBCC. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving company and as a wholly-owned subsidiary of FBCC. Immediately after the Effective Time, the Company will merge with and into FBCC (together with the Merger, the “Mergers”), with FBCC continuing as the surviving company. Both the Board and FBCC’s board of directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of the independent directors of the Company or FBCC, as applicable, have approved the Merger Agreement and the transactions contemplated thereby.

Subject to the terms and conditions of the Merger Agreement, in connection with the consummation of the Mergers, each share of the Company's common stock then issued and outstanding (other than shares owned by FBCC or any of its controlled subsidiaries) will be converted into the right to receive a number of shares of FBCC's common stock equal to an exchange ratio calculated based on each funds' respective NAVs (cash will be paid in lieu of fractional shares).

The Merger Agreement contains representations and warranties by FBCC, Merger Sub, FBCA and the Company, subject to specified exceptions and qualifications.

Consummation of the Mergers, which is currently anticipated to occur in early 2024, is subject to certain closing conditions, including requisite approvals of the Company’s and FBCC’s stockholders and certain other closing conditions.

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
•the ability of the parties to consummate the Mergers on the expected timeline, or at all;
•the ability to realize the anticipated benefits of the Mergers;
•the effects of disruption on our business from the Mergers;
•the combined company’s plans, expectations, objectives and intentions as a result of the Mergers;

•    any potential termination of the Merger Agreement; and
•the actions of our stockholders or the stockholders of FBCC with respect to the proposals submitted for their approval in connection with the Mergers.
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
Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans, and equity of predominantly private U.S. middle market companies. We define middle market companies as those with EBITDA of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of September 30, 2023, 76.2% of our portfolio was invested in senior secured loans.
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
On October 2, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Franklin BSP Capital Corporation, a Delaware corporation (“FBCC”), Franklin BSP Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of FBCC (“Merger Sub”), and, solely for the limited purposes set forth therein, Franklin BSP Capital Adviser L.L.C. (“FBCA”), a Delaware limited liability company and the external investment adviser to FBCC. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Merger Sub will be merged with and into us (the “Merger”), with us continuing as the surviving company and as a wholly-owned subsidiary of FBCC. Immediately after the Effective Time, we will merge with and into FBCC (together with the Merger, the “Mergers”), with FBCC continuing as the surviving company. See “—Recent Developments—Merger Agreement” for further information regarding the Merger Agreement and the Mergers.

Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At September 30, 2023:
Investment Portfolio	$2,816.4
Net assets	1,692.8
Debt (net of deferred financing costs)	1,162.3
Net asset value per share	7.27

Portfolio Activity for the Nine Months Ended September 30, 2023:
Purchases during the period	174.9
Sales, repayments, and other exits during the period	229.4
Number of portfolio companies at end of period	139

Operating results for the Nine Months Ended September 30, 2023:
Net investment income per share	0.52
Distributions declared per share	0.45
Net increase in net assets resulting from operations per share	0.44
Net investment income	121.2
Net realized and unrealized loss, net of change in deferred taxes	(19.4)
Net increase in net assets resulting from operations	101.8
Portfolio and Investment Activity
During the nine months ended September 30, 2023, we made $174.9 million of investments in new and existing portfolio companies and had $229.4 million in aggregate amount of sales and repayments, resulting in a net decrease in investments of $54.5 million for the period. The total portfolio of debt investments at fair value consisted of 93.6% bearing variable interest rates and 6.4% bearing fixed interest rates.
Our portfolio composition, based on fair value at September 30, 2023 was as follows:

	September 30, 2023
	Percentage of Total Portfolio (4)	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	69.6%	12.2%
Senior Secured Second Lien Debt	6.6%	13.7%
Subordinated Debt	4.8%	12.8%
Debt Subtotal	81.0%	12.3%
Collateralized Securities (2)	0.8%	23.8%
Equity/Other (3)	7.4%	13.3%
FBLC Senior Loan Fund, LLC (3)	10.8%	9.0%
Total	100.0%	12.1%
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
(4) As of September 30, 2023, FBLC Senior Loan Fund, LLC's holdings consisted of 91.3% senior secured debt, of which 89.1% represented senior secured first lien debt. As of September 30, 2023, we held investments in Siena Capital Finance, LLC ("Siena") consisting of subordinated debt and equity, which represented 2.7% and 2.8% of our total portfolio, respectively. As of September 30, 2023, we held investments in Post Road Equipment Finance, LLC ("Post Road") consisting of subordinated debt and equity, which represented 2.1% and 3.1% of our portfolio, respectively. The respective businesses of Siena and Post Road primarily involve making senior secured asset-based loans to middle market companies and equipment finance transactions secured by mission-critical equipment of middle market companies, respectively. If the underlying investments of FBLC Senior Loan Fund described above were held by us and we were to treat the investments in Siena and Post Road as senior secured first lien investments, given the underlying businesses of those portfolio companies, then our portfolio composition as of September 30, 2023 would be as follows:

September 30, 2023
Percentage of Total Portfolio
Senior Secured First Lien Debt	89.7%
Senior Secured Second Lien Debt	6.3
Senior Secured - Subtotal	96.0%
Collateralized Securities	2.6
Equity/Other	1.4
Total	100.0%
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
The weighted average risk rating of our investments based on fair value was 2.3 and 2.2 as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, we had six portfolio companies on non-accrual with a total amortized cost of $51.7 million and fair value of $12.1 million, which represented 1.8% and 0.4% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2022, we had five portfolio companies on non-accrual with a total amortized cost of $44.6 million and fair value of $8.2 million, which represented 1.5%, and 0.3% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.

FBLC Senior Loan Fund, LLC
On January 20, 2021, FBLC and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, FBLC Senior Loan Fund, LLC (“SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by FBLC for financial reporting purposes. FBLC provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. For both the quarter and year ended, September 30, 2023 and December 31, 2022, FBLC and CCLF owned 79.8% and 20.2%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. FBLC and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, FBLC contributed $751.8 million of assets including $664.2 million of investments and $42.4 million of cash as well as $446.9 million worth of liabilities including the Citi Credit Facility (as defined in Note 5) debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of September 30, 2023 and December 31, 2022, FBLC’s investment in SLF consisted of equity contributions of $304.9 million.
Below is a summary of SLF’s portfolio as of September 30, 2023 and December 31, 2022. A listing of the individual investments in SLF’s portfolio as of such dates can be found in “Note 3 – Fair Value of Investments” in the notes to the accompanying consolidated financial statements (dollars in thousands):

	September 30, 2023	December 31, 2022
	(Unaudited)
Total assets	$989,028	$965,671
Total investments (1)	$892,451	$855,705
Weighted Average Current Yield for Total Portfolio (2)	10.9%	10.2%
Number of Portfolio companies in SLF	165	163
Largest portfolio company investment (1)	$19,650	$19,381
Total of five largest portfolio company investments (1)	$81,999	$86,158
_____________________
(1) At fair value
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
Below is certain summarized financial information for SLF as of September 30, 2023 and December 31, 2022 and for the periods ended September 30, 2023 and September 30, 2022 (dollars in thousands):

Selected Statements of Assets and Liabilities Information	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $929,435 and $923,304, respectively)	$892,451	$855,705
Cash and other assets	96,577	109,966
Total assets	$989,028	$965,671

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,612 and $1,483, respectively)	$516,388	$549,067
Secured borrowings	55,983	60,899
Other liabilities	46,926	20,264
Total liabilities	$619,297	$630,230

MEMBERS' CAPITAL
Total members' capital	$369,731	$335,441

Total liabilities and members' capital	$989,028	$965,671

Selected Statements of Operations Information	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$24,518	$18,531	$71,397	$48,707

Operating expenses:
Interest and credit facility financing expenses	10,914	7,522	31,149	14,800
Other expenses	827	618	1,974	1,960
Total expenses	11,741	8,140	33,123	16,760

Net investment income	12,777	10,391	38,274	31,947

Realized and unrealized gain (loss) on investments and extinguishment of debt:
Net realized and unrealized gain (loss) on investments and extinguishment of debt	13,107	(7,450)	21,831	(77,283)

Net increase (decrease) in members' capital resulting from operations	$25,884	$2,941	$60,105	$(45,336)

RESULTS OF OPERATIONS
Operating results for the three and nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Total investment income (loss)	$89,932	$69,949	$263,439	$197,142
Total expenses	48,188	37,041	140,010	103,981
Income tax expense, including excise tax	905	1,964	2,212	4,695
Net investment income (loss)	$40,839	$30,944	$121,217	$88,466
Investment Income
For the three and nine months ended September 30, 2023, total investment income was $89.9 million and $263.4 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.8 billion and a weighted average current yield of 12.1%. Included within total investment income was $1.4 million and $5.2 million, respectively, of fee income for the three and nine months ended September 30, 2023. Fee income consists primarily of prepayment and amendment fees. For the three and nine months ended September 30, 2022 total investment income was $69.9 million and $197.1 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.8 billion and a weighted average current yield of 10.2%. Included within total investment income was $2.4 million and $6.5 million, respectively, of fee income for the three and nine months ended September 30, 2022. Fee income consists primarily of prepayment and amendment fees.
Operating Expenses
The composition of our operating expenses for the three and nine months ended September 30, 2023 and 2022 was as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Management fees	$11,305	$10,783	$33,631	$31,780
Incentive fee on income	10,211	7,736	30,305	22,116
Interest and debt fees	21,935	15,642	63,563	41,319
Professional fees	2,500	1,014	6,208	2,993
Other general and administrative	1,645	1,438	4,677	4,447
Administrative services	198	196	604	589
Directors' fees	394	232	1,022	737
Total operating expenses	$48,188	$37,041	$140,010	$103,981
For the three and nine months ended September 30, 2023, we incurred management fees of $11.3 million and $33.6 million, respectively. For the three and nine months ended September 30, 2023, we incurred incentive fees on income of $10.2 million and $30.3 million, respectively. For the three and nine months ended September 30, 2022, we incurred management fees of $10.8 million and $31.8 million, respectively. For the three and nine months ended September 30, 2022, we incurred incentive fees on income of $7.7 million and $22.1 million.
For the three and nine months ended September 30, 2023, we incurred interest and debt fees of $21.9 million and $63.6 million, respectively. For the three and nine months ended September 30, 2022, we incurred interest and debt fees of $15.6 million and $41.3 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs, and amortization of discount if applicable related to our revolving credit facilities and unsecured notes, each as defined herein in the section entitled "Borrowings". The increase in interest and debt fees for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 is primarily the result of an increase in average debt outstanding on our credit facilities as well as higher interest rates. Additionally, higher general and administrative expenses resulted from expenses related to the pending Merger with FBCC.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, Foreign Currency Transactions, and Forward Currency Exchange Contracts
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of change in deferred taxes for the three and nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net realized gain (loss)
Control investments	$(2,930)	$—	$(2,924)	$6,841
Affiliate investments	6	3,037	822	3,541
Non-Affiliate investments	1,693	1,057	338	4,711
Net realized gain (loss) on foreign currency transactions	(2)	(33)	(4)	468
Net realized gain (loss) on extinguishment of debt	—	—	—	(1,769)
Total net realized gain (loss)	(1,233)	4,061	(1,768)	13,792
Net change in unrealized appreciation (depreciation) on investments
Control investments	(322)	(2,411)	(6,175)	(5,067)
Affiliate investments	(2,050)	(3,494)	(471)	(8,014)
Non-Affiliate investments	2,126	(6,902)	(10,776)	(19,802)
Net change in deferred taxes	(218)	428	(257)	550
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	(464)	(12,379)	(17,679)	(32,333)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	—	59	—	(266)
Net realized and unrealized gain (loss)	$(1,697)	$(8,259)	$(19,447)	$(18,807)
Net realized and unrealized gains (losses) on investments and foreign currency transactions, net of change in deferred taxes, resulted in net losses of $1.7 million and $19.4 million, respectively, for the three and nine months ended September 30, 2023 compared to a net loss of $8.3 million and $18.8 million, respectively, for the same periods in 2022. We look at net realized gain (loss) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.
The net realized and unrealized loss for the three months ended September 30, 2023 was primarily driven by unrealized losses on Senior Secured Investments, Equity Investments and Collateralized Securities. The net realized and unrealized loss for the nine months ended September 30, 2023 was primarily driven by unrealized losses on Senior Secured Investments and Equity Investments.
The net realized and unrealized loss for the three months ended September 30, 2022 was primarily driven by unrealized losses on Equity Investments and Senior Secured Investments.The net realized and unrealized loss for the nine months ended September 30, 2022 was primarily driven by unrealized losses on Senior Secured Investments.

Changes in Net Assets from Operations
For the three and nine months ended September 30, 2023, we recorded a net increase in net assets resulting from operations of $39.1 million and $101.8 million, respectively, versus a net increase in net assets resulting from operations of $22.7 million and $69.7 million, respectively, for the three and nine months ended September 30, 2022. The increase from prior year is primarily driven by an increase net investment income as well as a decrease in unrealized losses on investments. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2023 and 2022, respectively, our per share net increase in net assets resulting from operations was $0.17 and $0.44, respectively, for the three and nine months ended September 30, 2023, versus a net increase in net assets of $0.10 and $0.34, respectively, for the three and nine months ended September 30, 2022.
Cash Flows
For the nine months ended September 30, 2023, net cash provided by operating activities was $154.2 million. This was primarily driven by sales and repayments of investments of $229.4 million and net change in unrealized depreciation of $17.4 million, partially offset by purchases of investments of $174.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments.
Net cash used in financing activities of $139.0 million during the nine months ended September 30, 2023 was primarily driven by payments on debt of $261.0 million, stockholder distributions of $82.8 million and repurchases of common stock of $27.4 million, partially offset by proceeds from issuance of shares of $36.3 million and proceeds from debt of $201.3 million.
For the nine months ended September 30, 2022, net cash provided by operating activities was $37.5 million. The level of cash flows provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The increase in cash flows provided by operating activities for the nine months ended September 30, 2022 was primarily a result of sales and repayments of investments of $328.9 million and a net change in unrealized depreciation of $32.9 million, offset by purchases of investments of $335.8 million.
Net cash used in financing activities of $58.4 million during the nine months ended September 30, 2022 related to payments on debt of $371.5 million, stockholder distributions of $70.9 million and repurchases of common stock of $23.6 million, partially offset by proceeds from debt of $272.0 million.
Recent Developments
Merger Agreement
    On October 2, 2023, we entered into the Merger Agreement, which provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with us continuing as the surviving company and as FBCC’s wholly-owned subsidiary and, immediately thereafter, we will merge with and into FBCC, with FBCC continuing as the surviving company. Both the Board and FBCC’s board of directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of the independent directors of us or FBCC, as applicable (each, a “Special Committee”), have approved the Merger Agreement and the transactions contemplated thereby.

Subject to the terms and conditions of the Merger Agreement, in connection with the consummation of the Mergers, each share of our common stock then issued and outstanding (other than shares owned by FBCC or any of its controlled subsidiaries) will be converted into the right to receive a number of shares of FBCC's common stock equal to an exchange ratio calculated based on each funds' respective NAVs (cash will be paid in lieu of fractional shares).

The Merger Agreement contains representations and warranties by FBCC, Merger Sub, FBCA and us, subject to specified exceptions and qualifications.

    Consummation of the Mergers, which is currently anticipated to occur in early 2024, is subject to certain closing conditions, including requisite approvals of our and FBCC’s stockholders and certain other closing conditions.

    The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which has been included as Exhibit 2.1 to this Quarterly Report on Form 10-Q. The representations, warranties, covenants and agreements contained in the Merger Agreement were made only for purposes of the Merger Agreement and as of specific dates; were solely for the benefit of the parties to the Merger Agreement (except as may be expressly set forth in the Merger Agreement); may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors and security holders should not rely on such representations, warranties, covenants or agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any of the parties to the Merger Agreement or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties, covenants and agreements may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the parties to the Merger Agreement. For more information, see the final joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) (Registration No. 333-274904), filed by FBCC with the SEC on October 24, 2023 (the “Joint Proxy Statement/Prospectus”).

Liquidity and Capital Resources
We generate cash flows from fees, interest, and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of September 30, 2023, we had issued 270.4 million shares of our common stock for gross proceeds of $2.7 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP. As of September 30, 2023, we had $400.0 million of senior unsecured notes outstanding. As of September 30, 2022, we had issued 253.7 million shares of our common stock for gross proceeds of $2.5 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP. As of September 30, 2022, we had $610.0 million of senior unsecured notes outstanding.
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

The table below shows the components of the distributions we have declared and/or paid during the nine months ended September 30, 2023 and 2022 (dollars in thousands).

	For the nine months ended September 30,
	2023	2022
Distributions declared	$103,872	$94,091
Distributions paid	$103,253	$91,379
Portion of distributions paid in cash	$82,758	$70,887
Portion of distributions paid in DRIP shares	$20,495	$20,492
As of September 30, 2023, we had $27.9 million of distributions accrued and unpaid. As of December 31, 2022, we had $27.3 million of distributions accrued and unpaid.
We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the nine months ended September 30, 2023 and 2022, no portion of our distributions was characterized as return of capital for tax purposes. The estimated tax characteristics of our quarterly distributions are reported in our periodic reports with the SEC made available to stockholders. The final tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2023 will be reported after the end of the calendar year 2023 in our periodic reports with the SEC made available to stockholders. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
The following table sets forth the distributions declared during the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	For the nine months ended September 30,
	2023	2022
Distributions	$103,872	$94,091
Total distributions	$103,872	$94,091
Private Placement of Shares
On April 1, 2022, April 12, 2022 and May 13, 2022, we entered into stock purchase agreements with certain investors (collectively, the “Purchase Agreements”) and associated subscription agreements (collectively, the “Subscription Agreements”), totaling $234.8 million, for the sale of our common stock at the net asset value of each drawdown date. Investors are required to make capital contributions to purchase our common stock each time we deliver a drawdown notice in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made subject to the terms and conditions set forth in the Purchase Agreements and Subscription Agreements, at a per-share price as determined by our Board, which price will be determined prior to the issuance of our common stock and in accordance with the limitations under Section 23 of the 1940 Act. As of September 30, 2023, we have fully called $234.8 million of capital commitments.
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
Related Party Transactions and Agreements
Investment Advisory Agreement
We entered into an Investment Advisory Agreement as of February 1, 2019, under which the Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to us. The Adviser and its affiliates also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Adviser and its affiliates serve as investment adviser or sub-adviser to private funds and registered open-end funds, and serves as an investment adviser to a public real estate investment trust. The Adviser’s policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates. The Board last renewed the Investment Advisory Agreement on January 30, 2023.
Administration Agreement
On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three and nine months ended September 30, 2023, the Company incurred $0.5 million and $1.3 million, respectively, in administrative service fees under the Administration Agreement. For the three and nine months ended September 30, 2022, the Company incurred $0.4 million and $1.2 million, respectively, in administrative service fees under the Administration Agreement. Administrative service fees are included within other general and administrative expenses on the Consolidated Statements of Operations.
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
Pursuant to an amendment entered into on August 25, 2023 (the "Third Amendment"), the Wells Fargo Credit Facility provides for borrowings through August 25, 2026, and any amounts borrowed under the Wells Fargo Credit Facility will mature on August 25, 2028. Effective with the Third Amendment, the Wells Fargo Credit Facility has an interest rate of Daily Simple SOFR (with a Daily Simple SOFR floor of zero), plus a spread of 2.75% per annum. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the commitments available under the Wells Fargo Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 25% of the unused balance and increases to 2.00% for any remaining unused balance.
Previously, pursuant to an amendment entered into on May 27, 2022 (the "Second Amendment"), the benchmark rate was transitioned from LIBOR to SOFR. Effective with the Second Amendment, the Wells Fargo Credit Facility had an interest rate of Daily Simple SOFR(with a Daily Simple SOFR floor of zero), plus a spread calculated based upon the composition of loans in the collateral pool, not to exceed 2.60% per annum. Prior to the Second Amendment, the Wells Fargo Credit Facility had an interest rate of three-month LIBOR (with a LIBOR floor of zero) plus a spread calculated based upon the composition of loans in the collateral pool, not to exceed 2.75% per annum. Funding I paid a structuring fee and incurred other customary costs and expenses in connection with the Wells Fargo Credit Facility and the amendments thereto. Pursuant to an amendment entered into on April 6, 2021(the "First Amendment"), the non-usage fee for any unused portion of the Wells Fargo Credit Facility was temporarily reduced until September 30, 2021. Additionally, the maximum spread was reduced from 2.75% to 2.50% as a result of this amendment. The other terms of the Wells Fargo Credit Facility were unchanged.
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
JPM Credit Facility
On August 28, 2020, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, 57th Street, entered into a $300.0 million revolving credit facility (subsequently amended to $400.0 million, as noted below) with JPMorgan Chase Bank, National Association, as administrative agent (“JPM”), and U.S. Bank, as collateral agent, collateral administrator and securities intermediary (the “JPM Credit Facility”).
Pursuant to an amendment entered into on September 15, 2023 (the "JPM 2023 Amendment"), the JPM Credit Facility provides for borrowings through September 15, 2026, and any amounts borrowed under the JPM Credit Facility will mature on September 15, 2027. In addition to extending the reinvestment period and maturity date of the JPM Credit Facility, the JPM 2023 Amendment, among other things, (1) changed the interest rate to SOFR plus 2.80% (subject to further increases consistent with the terms of the JPM Credit Facility), which is inclusive of an administrative agent fee, (2) increased the financing amount for which the Company and 57th Street are permitted to submit a commitment increase request to up to $800.0 million, and (3) amended the non-usage fee to be 0.75%, inclusive of an administrative agent fee. The non-usage fee of 0.75% (inclusive of an administrative agent fee) applies to the first 20% of the unused balance and increases to 3.00% for any remaining unused balance. 57th Street paid an upfront fee and incurred other customary costs and expenses in connection with the JPM 2023 Amendment. Interest is payable quarterly in arrears.

Previously, on December 9, 2022, the Company and 57th Street entered into an amendment (the "JPM 2022 Amendment") to the JPM Credit Facility. The JPM 2022 Amendment, among other things, (1) extended the maturity date of the JPM Credit Facility to August 28, 2024, (2) extended the maturity date, upon the exercise of the Extension Options (as defined in the JPM Credit Facility), of the JPM Credit Facility to August 28, 2025, and (3) changed the benchmark rate and applicable interest rate under the JPM Credit Facility to three-month Term SOFR plus 3.00% per annum (subject to further increases consistent with the terms of the JPM Credit Facility). Pursuant to the JPM 2022 Amendment, the non-usage fee per annum was 0.75% for the first 20% of the unused balance and increased to 3.00% for any remaining unused balance. 57th Street paid an upfront fee and incurred other customary costs and expenses in connection with the JPM 2022 Amendment.
Prior to the JPM 2022 Amendment, the JPM Credit Facility had an interest rate of three-month LIBOR (with a LIBOR floor of zero), plus a spread of 2.75% per annum. For the period from August 28, 2021 to December 8, 2022, the non-usage fee per annum was 0.75% for the first 20% of the unused balance and increased to 2.75% for any remaining unused balance. For the period from January 21, 2021 to August 27, 2021, the non-usage fee per annum was 0.50% for the first 20% of the unused balance and increased to 2.75% for any remaining unused balance. 57th Street paid a structuring fee and incurred other customary costs and expenses in connection with the JPM Credit Facility.
Previously, on January 21, 2021, the Company entered into an amendment (the “JPM Amendment”) to the JPM Credit Facility. The JPM Amendment, among other things, increased the amount that 57th Street is permitted to borrow under the JPM Credit Agreement from $300.0 million to $400.0 million. On April 12, 2021, the Company, through 57th Street, amended and restated the JPM Credit Facility. The amendment and restatement temporarily reduced the previous minimum funding amount until October 13, 2021. The other material terms of the JPM Credit Facility were unchanged.
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

Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of September 30, 2023 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$225,000	$—	$—	$225,000	$—
JPM Credit Facility (2)	320,000	—	—	320,000	—
JPM Revolver Facility (3)	232,190	—	—	232,190	—
2026 Notes (4)	298,052	—	298,052	—	—
2024 Notes (5)	99,712	—	99,712	—	—
Total contractual obligations	$1,174,954	$—	$397,764	$777,190	$—
______________
(1)As of September 30, 2023, we had $75.0 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
(2)As of September 30, 2023, we had $80.0 million of unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.
(3)As of September 30, 2023, we had $262.8 million of unused borrowing capacity under the JPM Revolver Facility, subject to borrowing base limits.
(4)As of September 30, 2023, we had no unused borrowing capacity under the 2026 Notes.
(5)As of September 30, 2023, we had no unused borrowing capacity under the 2024 Notes.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2023, the Company had unfunded commitments on delayed draw term loans of $103.8 million, unfunded commitments on revolver term loans of $112.5 million, and unfunded commitments on term loans of $0.2 million. As of December 31, 2022, the Company had unfunded commitments on delayed draw term loans of $128.8 million, unfunded commitments on revolver term loans of $121.4 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.4 million. Please refer to Note 7 - Commitments and Contingencies for further detail of these unfunded commitments. We maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.
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
As of September 30, 2023, our debt included variable-rate debt, bearing a weighted average interest rate of SOFR plus 2.46% and fixed rate debt, bearing a weighted average interest rate of 3.65% with a total carrying value (net of deferred financing costs) of $1.2 billion. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 540 Basis Points	$(75,792)
(-) 200 Basis Points	$(28,095)
(-) 100 Basis Points	$(14,047)
(-) 50 Basis Points	$(7,024)
(+) 50 Basis Points	$7,024
(+) 100 Basis Points	$14,047
(+) 200 Basis Points	$28,095
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The accompanying notes are an integral part of these consolidated financial statements.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2023, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
    As of September 30, 2023, we had approximately $1.2 billion of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $3.3 billion in total assets, (ii) a weighted average cost of funds of 6.29%, (iii) $1.6 billion in debt outstanding (i.e., assumes that the $400.0 million principal amount of our unsecured notes sold and the full $1.2 billion available to us under our revolving credit facilities is outstanding), and (iv) $1.7 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(25.46)%	(15.69)%	(5.93)%	3.84%	13.61%
___________________
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our September 30, 2023 total assets of at least 3.03%.
As of September 30, 2023, the Wells Fargo Credit Facility provided for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, due August 25, 2028; the JPM Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due September 15, 2027; the JPM Revolver Facility provided for borrowings in an aggregate principal amount of up to $495.0 million on a committed basis, due June 10, 2027; the 2024 Notes provided borrowings in an aggregate principal amount of $100.0 million, due December 15, 2024; and the 2026 Notes provided borrowings in an aggregate principal amount of $300.0 million, due March 30, 2026. See Item 7 in the Annual Report filed on Form 10-K for more information about these financing arrangements.

Most of our stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.

Our stockholders will experience a substantial reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in us prior to the Mergers unless they hold a comparable or greater percentage ownership in FBCC. Consequently, our stockholders should generally expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over the management and policies of us. In addition, prior to completion of the Mergers, subject to certain restrictions in the Merger Agreement and certain restrictions under the 1940 Act for issuances at prices below the then-current NAV per share of our common stock and FBCC common stock, we and FBCC may issue additional shares of our common stock and FBCC common stock, respectively, which would further reduce the percentage ownership of the combined company to be held by our current stockholders and current FBCC stockholders.

FBCC may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of our investment portfolio with FBCC’s investment portfolio and the integration of our business with FBCC’s business. Though FBCA believes it can integrate FBCC and us given the significant overlap in investment portfolios, operations and governance structure, there can be no assurance that our investment portfolio or business can be operated profitably or integrated successfully into FBCC’s operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of our investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

FBCC also expects to achieve certain synergies and cost savings from the Mergers when the two companies have fully integrated their portfolios. It is possible that the estimates of these synergies and potential cost savings could ultimately be incorrect. The cost savings estimates also assume FBCC will be able to combine its operations and our operations in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if FBCC is not able to successfully combine our investment portfolio or business with its operations, the anticipated synergies and cost savings may not be fully realized or realized at all or may take longer to realize than expected.

The opinion delivered to our Special Committee from our financial advisor prior to the signing of the Merger Agreement will not reflect changes in circumstances since the date of the opinion.

The opinion of the financial advisor to our Special Committee was delivered to our Special Committee and our Board on, and was dated, October 2, 2023. Changes in FBCC’s or our operations and prospects, general market and economic conditions and other factors that may be beyond the control of FBCC or us may significantly alter FBCC’s or our respective value or the respective price of shares of FBCC stock or our common stock by the time the Mergers are completed. The opinion does not speak as of the time the Mergers will be completed or as of any date other than the date of such opinion. For a description of the opinion that our Special Committee received from its financial advisor, see “The Mergers—Opinion of the Financial Advisor to the FBLC Special Committee” in the Joint Proxy Statement/Prospectus.

The announcement and pendency of the Mergers could adversely affect both FBCC’s and our business, financial results and operations.

The announcement and pendency of the Mergers could cause disruptions in and create uncertainty surrounding both FBCC’s and our business, including affecting relationships with existing and future borrowers, which could have a significant negative impact on future revenues and results of operations, regardless of whether the Mergers are completed. In addition, we and FBCC have diverted, and will continue to divert, management resources towards the completion of the Mergers, which could have a negative impact on each of our and FBCC’s future revenues and results of operations.

We and FBCC are also subject to restrictions on the conduct of each of our and FBCC’s businesses prior to the completion of the Mergers as provided in the Merger Agreement, generally requiring us and FBCC to conduct business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on each of our and FBCC’s respective ability to make certain investments and acquisitions, sell, transfer or dispose of our and FBCC’s respective assets, amend each of our and FBCC’s respective organizational documents and enter into or modify certain material contracts. These restrictions could prevent us or FBCC from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on the respective future investment income and results of operations of each of us and/or the combined company following the Mergers.

If the Mergers do not close, we will not benefit from the expenses incurred in pursuit of the Mergers.

The Mergers may not be completed. If the Mergers are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed.

The termination of the Merger Agreement could negatively impact us.

If the Merger Agreement is terminated, there may be various consequences, including:

●
our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;

●	we may not be able to find a party willing to pay an equivalent or more attractive price than the price FBCC agreed to pay in the Mergers; and

●	We will not realize the anticipated benefits of the Mergers described under the section titled “The Mergers—Reasons for the Mergers” in the Joint Proxy Statement/Prospectus.

The Merger Agreement limits our ability to pursue alternatives to the Mergers.

The Merger Agreement includes restrictions on our ability to solicit proposals for alternative transactions or engage in discussions regarding such proposals, subject to exceptions and termination provisions (as more fully described in the section entitled “Description of the Merger Agreement — Additional Agreements” in the Joint Proxy Statement/Prospectus), which could have the effect of discouraging such proposals from being made or pursued.

The Mergers are subject to closing conditions, including stockholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to our business and operations.

The Mergers are subject to closing conditions, including certain approvals of FBCC stockholders and our stockholders that, if not satisfied, will prevent the Mergers from being completed. The closing condition that our stockholders approve the FBLC Merger Proposal (as defined in the Joint Proxy Statement/Prospectus) may not be waived under applicable law and must be satisfied for the Mergers to be completed. If our stockholders do not approve the Mergers and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. If the FBCC stockholders do not approve the FBCC Advisory Agreement Proposal (as defined in the Joint Proxy Statement/Prospectus) and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition to the required approvals of FBCC stockholders and our stockholders, the Mergers are subject to a number of other conditions beyond the control of FBCC and us that may prevent, delay or otherwise materially adversely affect completion of the Mergers. We cannot predict whether and when these other conditions will be satisfied. The failure to complete the Mergers would result in us, and our stockholders, failing to realize the anticipated benefits of the Mergers described under “The Mergers—Reasons for the Mergers” in the Joint Proxy Statement/Prospectus.

We and FBCC may, to the extent legally allowed, waive one or more conditions to the Mergers without resoliciting stockholder approval.

Certain conditions to our and FBCC’s respective obligations to complete the Mergers may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by mutual agreement. In the event that any such waiver does not require resolicitation of stockholders, we and FBCC will each have the discretion to complete the Mergers without seeking further stockholder approval. The conditions requiring the approval of FBCC stockholders and our stockholders, however, cannot be waived.

We and FBCC will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.

Uncertainty about the effect of the Mergers may have an adverse effect on FBCC or us and, consequently, on the combined company following completion of the Mergers. These uncertainties may cause those that deal with FBCC or us to seek to change their existing business relationships with them. In addition, the Merger Agreement restricts FBCC and us from taking actions that each might otherwise consider to be in its best interests. These restrictions may prevent FBCC or us from pursuing certain business opportunities that may arise prior to the completion of the Mergers.

Litigation filed against FBCC and us in connection with the Mergers could result in substantial costs and could delay or prevent the Mergers from being completed.

From time to time, we and FBCC may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Mergers. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the liquidity and financial condition of us and/or the combined company following the Mergers or could prevent the Mergers from being completed.

The Mergers may trigger certain “change of control” provisions and other restrictions in contracts of us and FBCC or our and FBCC’s affiliates and the failure to obtain any required consents or waivers could adversely impact the combined company.

Certain agreements of ours and FBCC’s or our and FBCC’s affiliates may require by their terms the consent or waiver of one or more counterparties in connection with the Mergers. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or FBCC’s and our obligations under, any such agreement because the Mergers or other transactions contemplated by the Merger Agreement may violate an anti-assignment, change of control or similar provision relating to any of such transactions. If this occurs, the combined company may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. We cannot assure you that the combined company will be able to replace or amend any such agreement on comparable terms or at all.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Mergers, including preventing the combined company from operating a material part of our business.

In addition, the consummation of the Mergers may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain agreements of FBCC and us. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Mergers.

The shares of FBCC common stock to be received by our stockholders as a result of the Mergers will have different rights associated with them than shares of our common stock currently held by them.

The rights associated with our common stock are different from the rights associated with FBCC common stock. For more information, see “Comparison of FBCC and FBLC Stockholder Rights” in the Joint Proxy Statement/Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2023 through July 31, 2023	—	—	—	—
August 1, 2023 through August 31, 2023	—	—	—	—
September 1, 2023 through September 30, 2023	—	—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS
    The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1
Agreement and Plan of Merger among Franklin BSP Lending Corporation, Franklin BSP Capital Corporation, Franklin BSP Merger Sub, Inc. and Franklin BSP Capital Adviser, L.L.C. (for the limited purposes set forth therein), dated as of October 2, 2023 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on October 6, 2023).

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

10.1
Amendment No. 3 to Loan and Servicing Agreement and Consent, dated August 25, 2023, by and among the Franklin BSP Lending Corporation, FBLC Funding I, LLC, each of the lenders form time to time party thereto, Wells Fargo Bank, National Association, U.S. Bank Trust Company, National Association. and U.S. Bank National Association (filed herewith).

10.2
Second Amendment to Amended and Restated Loan and Security Agreement, dated September 15, 2023, by and among Franklin BSP Lending Corporation, FBLC 57th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank Trust Company, National Association and U.S. Bank National Association (filed herewith).

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

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	November 13, 2023
/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 13, 2023